Form 10-K
period 1993-12-31
BOATMENS BANCSHARES INC /MO
filed 1994-03-15
CIK 40454

===============================================================================

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

  (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1993

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from _____________ to ____________________

                     Commission file number 1-3750

                           -----------------

                      BOATMEN'S BANCSHARES, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MISSOURI                                    43-0672260
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

ONE BOATMEN'S PLAZA, 800 MARKET STREET, ST. LOUIS, MISSOURI   63101
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 466-6000

                           -----------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EXCHANGE ON
     TITLE OF EACH CLASS                                WHICH REGISTERED
     -------------------                              -------------------

          None                                               None


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $1.00 PAR VALUE
                           (TITLE OF CLASS)
         CONVERTIBLE SUBORDINATED DEBENTURES, 6.25%, DUE 2011
                           (TITLE OF CLASS)

                           -----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes. X    No.

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  Indicate the number of shares outstanding of each of the registrant's classes of common stock:


                                               NUMBER OF SHARES OUTSTANDING
 CLASS OF COMMON STOCK                              AS OF MARCH 8, 1994
 ---------------------                         ----------------------------

    $1 Par Value                                       104,197,976


  The aggregate market value of registrant's common stock (based upon the closing trade price on March 8, 1994) held by non-affiliates was approximately $2,889,800,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Part I, Part II, and Part IV).

  (2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 26, 1994 (Part III).

===============================================================================

                                PART I

ITEM 1. BUSINESS

              BOATMEN'S BANCSHARES, INC. ("CORPORATION")

  The Corporation was incorporated under the laws of the State of Missouri in June, 1946 and was known as General Bancshares Corporation until the time of its merger with Boatmen's Bancshares, Inc. on March 29, 1986. The Corporation's principal office is located in St. Louis, Missouri where its largest subsidiary, The Boatmen's National Bank of St. Louis ("Boatmen's Bank"), is located. The Corporation directly owns substantially all of the capital stock of 49 subsidiary banks, a trust company, a mortgage banking company, a credit life insurance company, an insurance agency and a credit card bank. The subsidiary banks operate from approximately 425 banking offices and 350 off-site automated teller machine locations in Missouri, New Mexico, Oklahoma, Iowa, Texas, Illinois, Arkansas, Tennessee and Kansas.

  The business of the Corporation consists primarily of the ownership, supervision and control of its subsidiaries. The Corporation provides its subsidiaries with advice, counsel and specialized services in various fields of financial and banking policy and operations. The Corporation also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

  Based on total assets as of December 31, 1993, the Corporation was the largest bank holding company headquartered in the State of Missouri and among the 30 largest bank holding companies in the United States. There are numerous bank holding companies and groupings of banks located throughout the Corporation's markets which offer substantial competition in the acquisition and operation of banks and non-bank financial institutions. The Corporation's subsidiaries encounter substantial competition in all of their banking and related activities, and its banking subsidiaries face increasing competition from various non-banking financial institutions that are not subject to the same geographic and other regulatory restraints applicable to banks.

  On November 6, 1993, the Corporation entered into a definitive agreement to acquire Woodland Bancorp, Inc., a one bank holding company based in Tulsa, Oklahoma, which had consolidated assets of approximately $64 million at December 31, 1993. Woodland Bank, which operates from one office in Tulsa and has plans to open two additional branches, will be merged into Boatmen's First National Bank of Oklahoma upon completion of the acquisition on March 31, 1994.

  The information under the caption Acquisition Overview on pages 18, 19 and the top of page 20 and Table 2 on page 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

 Banking Operations

  The following table summarizes the banking operations for each state in which the Corporation has banking locations.



                                                                                        12/31/93       12/31/93       12/31/93
                                                                                         ASSETS          LOANS        DEPOSITS
                                                                                        --------       --------       --------
                                                                                                (DOLLARS IN MILLIONS)

                    Missouri........................................................    $15,764         $8,833        $12,009

                    New Mexico......................................................      3,262          1,458          2,784

                    Oklahoma........................................................      1,780            945          1,534

                    Texas...........................................................      1,556            773          1,152

                    Iowa............................................................      1,215            640          1,026

                    Illinois........................................................        977            614            856

                    Arkansas........................................................        907            396            753

                    Tennessee.......................................................        689            612            579

                    Kansas..........................................................        181             76            150

 Trust Operations

  The Corporation provides a wide range of trust services to both individuals and institutions through Boatmen's Trust Company and the trust departments of certain of its subsidiary banks. Its trust operations rank among the 15 largest providers of trust services in the United States, with total trust assets of $71.1 billion at December 31, 1993, including $34.1 billion under management.

 Other Non-Bank Subsidiaries

  The Corporation's other non-bank subsidiaries include: (1) a mortgage banking company, whose business is the origination and servicing of real estate mortgage loans for the account of long-term investors and the servicing of real estate loans originated by its affiliate banks;
(2) a credit life insurance company which insures or reinsures credit life and accident and health insurance written by the Corporation's subsidiary banks; (3) an insurance agency; and (4) a credit card bank.

 Regulation and Supervision

  As a bank holding company, the Corporation is subject to regulation pursuant to the Bank Holding Company Act of 1956 (the "Act"), which is administered by the Board of Governors of the Federal Reserve System (the "Board").

  A bank holding company must obtain Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares. Board approval must also be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. Furthermore, any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless the laws of the second state specifically authorize such an acquisition. Legislation was enacted in Missouri during 1986 which authorized bank holding companies domiciled in contiguous states to acquire Missouri banks and bank holding companies provided their home states have similar laws. All of the eight contiguous states have passed similar legislation.

  The Act also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, or from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which the Board has determined to be closely related to the business of banking or managing or controlling banks.

  A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exemptions. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans. The Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

  In August, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA allows bank holding companies to acquire healthy savings institutions, removing certain restrictions on operations of such institutions. Acquired savings institutions may now be operated as separate savings subsidiaries, converted to bank charters or merged into existing bank subsidiaries, subject to certain requirements. FIRREA also contains a "cross-guarantee" provision which could result in depository institutions being assessed for losses incurred by the FDIC in the assistance provided to, or the failure of, an affiliated depository institution.

  On December 16, 1988, the Board adopted final risk-based capital guidelines for use in its examination and supervision of bank holding companies and banks. The guidelines have three main goals: (1) to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations; (2) to take off-balance sheet risk exposures into explicit account in assessing capital adequacy; and (3) to minimize disincentives to holding liquid, low-risk assets. A bank holding company's ability to pay dividends and expand its business through the acquisition of new banking or non-banking subsidiaries could be restricted if its capital falls below levels established by these guidelines. The risk-based capital ratios were fully implemented by the end of 1992. In 1991, the Board required bank holding companies and banks to adhere to another capital guideline referred as the Tier 1 leverage ratio. This guideline places a constraint on the degree to which a banking institution can leverage its equity capital base. The Corporation substantially exceeds the requirements of these capital guidelines.

  In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. The Corporation's bank subsidiaries currently meet the well capitalized standards.

  FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution will be based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risk by its primary state or federal supervisor, statistical analysis and other information. In 1994, deposit insurance premiums will range between 23 cents and 31 cents per $100 of domestic deposits.

  The Corporation's national bank subsidiaries are subject to supervision by the Comptroller of the Currency. The Arkansas federal savings bank is subject to supervision by the Office of Thrift Supervision. The FDIC has primary federal supervisory responsibility for the Corporation's state banks, with the exception of three state banks that are members of the Federal Reserve System. The Corporation's state banks and trust company are also subject to supervision by the bank supervisory authorities in their respective states. Various federal and state laws and regulations apply to many aspects of the operations of the Corporation's subsidiary banks, including interest rates paid on deposits and loans, investments, mergers and acquisitions and the establishment of branch offices and facilities. The payment of dividends by the Corporation's subsidiary banks, which is the Corporation's principal source of income, is also subject to certain statutory restrictions and to regulation by governmental agencies.

 Statistical Disclosure

  Pages 17 through 47 and footnote number 11 on page 57 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference. The statistical data contained therein reflect the restatement of prior period data for the acquisition of First Amarillo Bancorporation, Inc. on November 30, 1993 using the pooling of interests accounting method.


ITEM 2. PROPERTIES

  The Corporation's headquarters building, Boatmen's Plaza, is located in downtown St. Louis, Missouri. Through a joint venture, Boatmen's Bank owns a one-half undivided interest in two-thirds of the building. On December 31, 1981, Boatmen's Bank entered into a lease agreement for approximately 60 percent of the building for a term of 30 years. This long-term lease obligation was capitalized in accordance with Statement of Financial Accounting Standards No. 13. The principal office of Boatmen's Trust Company was purchased on January 4, 1994.

  The Corporation's principal banking offices in Oklahoma, Iowa and Tennessee are leased under long-term leases. The principal banking offices in New Mexico, Illinois, Arkansas and Texas are owned. The majority of the other banking offices are owned by the respective subsidiary banks. In the opinion of management, the physical properties of the Corporation and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE CORPORATION

  The following sets forth certain information regarding the executive officers of the Corporation:


                                                                          POSITIONS WITH                               OFFICER
       NAME                                        AGE                      CORPORATION                                 SINCE
       ----                                        ---                    --------------                               -------

Andrew B. Craig, III............................    62          Chairman of the Board, President                        1985
                                                                and Chief Executive Officer

Samuel B. Hayes, III............................    57          Vice Chairman and Director                              1988

John Peters MacCarthy...........................    60          Vice Chairman and Director                              1988

John M. Brennan.................................    58          Executive Vice President                                1977

J. Robert Brubaker..............................    58          Executive Vice President and Senior                     1987
                                                                Operations Officer

Gregory L. Curl.................................    45          Executive Vice President                                1982

Alfred S. Dominick, Jr. ........................    48          Executive Vice President                                1992
                                                                Retail Banking

James W. Kienker................................    47          Executive Vice President and                            1979
                                                                Chief Financial Officer

Phillip E. Peters...............................    54          Executive Vice President and                            1988
                                                                Chief Investment Officer

Philip N. McCarty...............................    55          Senior Vice President and Secretary                     1970

  There are no family relationships between any of the named persons. Each executive officer is elected by the Board of Directors to serve until the close of the next annual meeting of the shareholders following his election and until the election of his successor. No executive officer of the Corporation was selected to his position pursuant to any arrangement or understanding with any other person.

  Each executive officer has held the same position or another executive position with the Corporation or Boatmen's Bank during the past five years, except as follows:

  Mr. Dominick was Executive Vice President of Bank One, Dallas, Texas from March 1990 until joining the Corporation on August 4, 1992. Prior to Bank One, Mr. Dominick was a partner in Dominick/Frerichs Associates Ltd. (a bank consulting firm) from February, 1989 to March 1990. Mr. Dominick was Senior Vice President of Shawmut Bank, Boston, Massachusetts from 1974 until February, 1989.

                                PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

  Footnote number 21 on page 62 and page 65 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference. The last trade price for the Corporation's common stock on March 8, 1994, was $28.00.

ITEM 6. SELECTED FINANCIAL DATA

  Page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pages 17 through 39 of the Corporation's Annual Report to
Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements together with the report thereon of Ernst & Young on pages 48 through 63 and the supplementary quarterly information on page 39 and pages 40 through 43 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

  The information under the item captioned Election of Directors and Information With Respect to Directors and Executive Officers in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 26, 1994, is incorporated herein by reference. The required information regarding the Corporation's executive officers is contained in PART I in the item captioned Executive Officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the caption Executive Compensation on pages 10 through the graph on page 17 in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 26, 1994, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the table captioned Amount and Nature of Beneficial Ownership and the caption Security Ownership of Management in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 26, 1994, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption Certain Transactions in the Corporation's Proxy Statement filed for its Annual Meeting of
Shareholders scheduled for April 26, 1994, is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

  The following financial statements of the Corporation and its consolidated subsidiaries, and the accountants' report thereon, are incorporated herein by reference.

  Consolidated Financial Statements

    Balance Sheets-December 31, 1993 and 1992.

    Statements of Income-Years ended December 31, 1993, 1992 and 1991.

    Statements of Changes in Stockholders' Equity-Years ended December 31, 1993, 1992 and 1991.

    Statements of Cash Flows-Years Ended December 31, 1993, 1992 and
    1991.

    Notes to Consolidated Financial Statements.

  Financial Statement Schedules

    All required schedules for the Corporation and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

  The following exhibits are incorporated herein by reference (a):

    Exhibit  3(a)  - Restated Articles of Incorporation of the
                     Corporation.

    Exhibit  3(b)  - Amended By-laws of the Corporation.

    Exhibit  4     - Rights Agreement dated as of August 14, 1990.

    Exhibit  4(a)  - Amendment dated as of January 26, 1993 to Rights
                     Agreement dated as of August 14, 1990.

                     Note: No long-term debt instrument issued by the Corporation exceeds 10% of the consolidated total assets of the Corporation and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Corporation will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

    Exhibit 10(c)  - Boatmen's Bancshares, Inc. Amended 1981 Incentive
                     Stock Option Plan, Exhibit 10(h) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1986.

    Exhibit 10(d)  - Boatmen's Bancshares, Inc. Amended 1982 Long-Term
                     Incentive Plan, Exhibit 10(d) to Boatmen's
                     Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

    Exhibit 10(e)  - Boatmen's Bancshares, Inc. 1987 Non-Qualified
                     Stock Option Plan, Exhibit 10(e) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

    Exhibit 10(f)  - Employment Agreement dated February 1, 1992, between Boatmen's Sunwest, Inc., a subsidiary of the Corporation, and Ike Kalangis, Exhibit 10(f) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

    Exhibit 10(g)  - Centerre Executive Retirement Program, Exhibit
                     10(c)(6) to Centerre Bancorporation's Annual
                     Report to the Securities and Exchange Commission on Form 10-K (File No. 0-3909) for the fiscal year ended December 31, 1983.

    Exhibit 10(h)  - Amendment dated as of January 1, 1988, to Centerre
                     Executive Retirement Program, Exhibit 10(m) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(i)  - Second Amendment dated as of January 1, 1988, to
                     Centerre Executive Retirement Program, Exhibit 10(n) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(j)  - Third Amendment dated March 31, 1989, effective as of December 9, 1988, to Centerre Executive
                     Retirement Program, Exhibit 10(m) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(k)  - Centerre Bancorporation Executive Deferred
                     Compensation Plan, Exhibit 10(c)(9) to Centerre Bancorporation's Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 0-3909) for the fiscal year ended December 31, 1985.

    Exhibit 10(l)  - Amendment dated as of January 1, 1987, to Centerre
                     Bancorporation Executive Deferred Compensation Plan, Exhibit 10(p) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(m)  - Second Amendment dated as of January 1, 1988, to
                     Centerre Bancorporation Executive Deferred
                     Compensation Plan, Exhibit 10(q) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(n)  - Third Amendment dated as of January 1, 1986, to
                     Centerre Bancorporation Executive Deferred
                     Compensation Plan, Exhibit 10(r) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(o)  - Fourth Amendment dated December 13, 1988, to
                     Centerre Bancorporation Executive Deferred
                     Compensation Plan, Exhibit 10(r) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(p)  - Centerre Bancorporation Deferred Compensation Plan
                     for Directors, Exhibit 10(c)(10) to Centerre
                     Bancorporation's Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 0-3909) for the fiscal year ended December 31, 1986.

    Exhibit 10(q)  - Amendment dated as of January 1, 1988, to Centerre
                     Bancorporation Deferred Compensation Plan for Directors, Exhibit 10(t) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988.

    Exhibit 10(r)  - Amendment No. 2 dated February 14, 1989, to
                     Centerre Bancorporation Deferred Compensation Plan for Directors, Exhibit 10(x) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(s)  - Amendment No. 3 dated August 8, 1989, to Centerre
                     Bancorporation Deferred Compensation Plan for Directors and adoption by Boatmen's Bancshares, Inc. of Centerre Bancorporation Deferred Compensation Plan for Directors, Exhibit 10(y) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange

                     Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(t)  - Amendment No. 4 dated November 14, 1989, as of
                     August 8, 1989, to Boatmen's Deferred Compensation Plan for Directors, Exhibit 10(z) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(u)  - Boatmen's Executive Deferred Compensation Plan
                     dated August 8, 1989, effective January 1, 1990,
                     Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(x)  - Boatmen's Supplemental Retirement Participation
                     Agreement dated August 8, 1989, between the
                     Corporation and Samuel B. Hayes, III, Exhibit 10(dd) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(y)  - Boatmen's Supplemental Retirement Participation
                     Agreement dated August 8, 1989, between the
                     Corporation and John Peters MacCarthy, Exhibit 10(ee) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(bb) - Boatmen's Bancshares, Inc. 1991 Incentive Stock
                     Option Plan, Exhibit 10(dd) to Boatmen's
                     Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1991.

    Exhibit 10(cc) - Boatmen's Bancshares, Inc. 1992 Annual Incentive
                     Bonus Plan, Exhibit 10(ee) to Boatmen's
                     Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1991.

    Exhibit 10(dd) - Sunwest Financial Services, Inc. 1983 Incentive
                     Stock Option Plan, Exhibit A to Boatmen's
                     Bancshares, Inc.'s S-8 Registration Statement (No.
                     33-55186).

    Exhibit 10(ee) - Sunwest Financial Services, Inc. 1987 Incentive
                     Stock Option Plan, Exhibit A to Boatmen's
                     Bancshares, Inc.'s S-8 Registration Statement (No.
                     33-55110).

    Exhibit 10(ff) - Fifth Amendment dated November 10, 1992 to
                     Centerre Bancorporation Executive Deferred
                     Compensation Plan, Exhibit 10(ii) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

    Exhibit 10(gg) - Supplemental Executive Retirement Plan of
                     Boatmen's Sunwest, Inc., a subsidiary of the Corporation, Exhibit (jj) to Boatmen's
                     Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

  The following exhibits are submitted herewith:

    Exhibit 10(a)  - Amended Employment Agreement dated November 9,
                     1993, between the Corporation and Andrew B. Craig,
                     III.

    Exhibit 10(b)  - Amended Employment Agreement dated November 9,
                     1993, between the Corporation and Samuel B. Hayes,
                     III.

    Exhibit 10(v)  - Boatmen's Supplemental Retirement Plan dated
                     November 9, 1993.

    Exhibit 10(w)  - Boatmen's Supplemental Retirement Participation
                     Agreement dated August 4, 1993, between the
                     Corporation and Andrew B. Craig, III.

    Exhibit 10(z)  - Boatmen's Supplemental Retirement Participation
                     Agreement dated November 9, 1993, between the Corporation and Ike Kalangis.

    Exhibit 10(aa) - Letter agreement dated November 9, 1993, between the Corporation and John Peters MacCarthy.

    Exhibit 13     - Portions of the Annual Report to Shareholders for
                     the year ended December 31, 1993.

    Exhibit 21     - Subsidiaries of the Corporation.

    Exhibit 23     - Independent Auditors' Consent of Ernst & Young.

    Exhibit 23(a)  - Independent Auditors' Consent of KPMG Peat
                     Marwick.

    Exhibit 23(b)  - Independent Auditors' Consent of KPMG Peat
                     Marwick.

    Exhibit 23(c)  - Independent Auditors' Consent of KPMG Peat
                     Marwick.

    Exhibit 99     - Independent Auditors' Report of KPMG Peat Marwick.

    Exhibit 99(a)  - Independent Auditors' Report of KPMG Peat Marwick.

    Exhibit 99(b)  - Independent Auditors' Report of KPMG Peat Marwick.

[FN]
- -----

(a) The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

  On December 7, 1993, the Corporation filed a Current Report on Form 8-K reporting on the November 30, 1993, acquisition of First Amarillo Bancorporation, Inc.

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Corporation hereby undertakes as follows, which undertaking shall be incorporated by reference into the Corporation's Registration Statements on Form S-8 Nos. 33-15714 (filed July 10,
1987), 33-15715 (filed July 10, 1987), 33-25945 (filed December 23,
1988), 33-25946 (filed December 23, 1988), 33-37862 (filed November 16,
1990), 33-44546 (filed December 17, 1991), 33-46730 (filed April 1,
1992), 33-55186 (filed November 27, 1992), 33-55110 (filed November 27,
1992), 33-50451 (filed September 30, 1993), 33-51635 (filed December
21, 1993) and 33-51637 (filed December 21, 1993).

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Corporation pursuant to the foregoing provisions, or otherwise, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOATMEN'S BANCSHARES, INC.
                                   ........................................
                                                 (Registrant)

                                By       ANDREW B. CRAIG, III
                                  ..........................................
                                      Andrew B. Craig, III, Chairman of the
                                   Board, President and Chief Executive Officer
                                        (principal executive officer)

                                By         JAMES W. KIENKER
                                  ------------------------------------------
                                  James W. Kienker, Executive Vice President
                                         and Chief Financial Officer
                                 (principal financial and accounting officer)

Date: March 8, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


                        SIGNATURES                                               TITLES                                DATE
                        ----------                                               ------                                ----
                   ANDREW B. CRAIG, III                         Chairman of the Board, President and                March 8, 1994
        ------------------------------------------              Chief Executive Officer
                   Andrew B. Craig, III

                   SAMUEL B. HAYES, III                         Vice Chairman and Director                          March 8, 1994
        ------------------------------------------
                   Samuel B. Hayes, III

                  JOHN PETERS MACCARTHY                         Vice Chairman and Director                          March 8, 1994
        ------------------------------------------
                  John Peters MacCarthy

                    RICHARD L. BATTRAM                          Director                                            March 8, 1994
        ------------------------------------------
                    Richard L. Battram

                  B. A. BRIDGEWATER, JR.                        Director                                            March 8, 1994
        ------------------------------------------
                  B. A. Bridgewater, Jr.

                   WILLIAM E. CORNELIUS                         Director                                            March 8, 1994
        ------------------------------------------
                   William E. Cornelius

                      ILUS W. DAVIS                             Director                                            March 8, 1994
        ------------------------------------------
                      Ilus W. Davis

                     MICHAEL G. FITT                            Director                                            March 8, 1994
        ------------------------------------------
                     Michael G. Fitt

                    JOHN E. HAYES, JR.                          Director                                            March 8, 1994
        ------------------------------------------
                    John E. Hayes, Jr.



                        SIGNATURES                               TITLES                                                DATE
                        ----------                               ------                                                ----

                       IKE KALANGIS
        ------------------------------------------
                       Ike Kalangis                             Director                                            March 8, 1994

                     LEE M. LIBERMAN                            Director                                            March 8, 1994
        ------------------------------------------
                     Lee M. Liberman

                    WILLIAM E. MARITZ                           Director                                            March 8, 1994
        ------------------------------------------
                    William E. Maritz

                     ANDREW E. NEWMAN                           Director                                            March 8, 1994
        ------------------------------------------
                     Andrew E. Newman

                                                                Director                                           March   , 1994
        ------------------------------------------
                     Jerry E. Ritter

                    WILLIAM P. STIRITZ                          Director                                            March 8, 1994
        ------------------------------------------
                    William P. Stiritz

                                                                Director                                           March   , 1994
        ------------------------------------------
                     Albert E. Suter

                   DWIGHT D. SUTHERLAND                         Director                                            March 8, 1994
        ------------------------------------------
                   Dwight D. Sutherland

                   THEODORE C. WETTERAU                         Director                                            March 8, 1994
        ------------------------------------------
                   Theodore C. Wetterau

                                                         INDEX TO EXHIBITS

  NUMBER                                                     EXHIBIT                                                   PAGE
  ------                                                     -------                                                   ----

   3(a)         The Corporation's Restated Articles of Incorporation as adopted by its Board of Directors on May
                12, 1992, Exhibit 3(a) to Boatmen's Bancshares, Inc.'s S-3 Registration Statement (File
                No. 33-48528) is incorporated herein by reference................................................       *

   3(b)         The Corporation's Amended By-laws as adopted by its Board of Directors on April 27, 1993, Exhibit
                3(b) to Boatmen's Bancshares, Inc.'s S-4 Registration Statement (File No. 33-50159) is
                incorporated herein by reference.................................................................       *

   4            Conformed copy of Rights Agreement dated as of August 14, 1990,
                Exhibits 1 and 2 to Registration Statement on Form 8-A is incorporated herein
                by reference.....................................................................................       *

  4(a)          Amendment dated as of January 26, 1993 to Rights Agreement dated August 14, 1990, is incorporated
                herein by reference..............................................................................       *

  10(a)         Amended Employment Agreement dated November 9, 1993, between the Corporation and Andrew B. Craig,
                III..............................................................................................

  10(b)         Amended Employment Agreement dated November 9, 1993, between the Corporation and Samuel B.
                Hayes, III.......................................................................................

  10(c)         Boatmen's Bancshares, Inc. Amended 1981 Incentive Stock Option Plan, Exhibit 10(h) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1986, is incorporated herein by reference.........       *

  10(d)         Boatmen's Bancshares, Inc. Amended 1982 Long Term Incentive Plan, Exhibit 10(d) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1992, is incorporated herein by reference.........       *

  10(e)         Boatmen's Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, Exhibit 10(e) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1992, is incorporated herein by reference.........       *

  10(f)         Employment Agreement dated February 1, 1992, between Boatmen's Sunwest, Inc., a subsidiary of the
                Corporation, and Ike Kalangis, Exhibit 10(f) to Boatmen's Bancshares, Inc.'s Annual Report to
                the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended
                December 31, 1992, is incorporated herein by reference...........................................       *

  10(g)         Centerre Executive Retirement Program, Exhibit 10(c)(6) to Centerre Bancorporation's Annual
                Report to the Securities and Exchange Commission on Form 10-K (File No. 0-3909) for the fiscal
                year ended December 31, 1983, is incorporated herein by reference................................       *

  10(h)         Amendment dated as of January 1, 1988, to Centerre Executive Retirement Program, Exhibit 10(m) to
                Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K
                (File No. 1-3750) for the fiscal year ended December 31, 1988, is incorporated herein by
                reference........................................................................................       *





                                                   INDEX TO EXHIBITS (CONTINUED)

  NUMBER                                                     EXHIBIT                                                   PAGE
  ------                                                     -------                                                   ----

  10(i)         Second Amendment dated as of January 1, 1988, to Centerre Executive Retirement Program, Exhibit
                10(n) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on
                Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988, is incorporated herein
                by reference.....................................................................................       *

  10(j)         Third Amendment dated March 31, 1989, effective as of December 9, 1988, to Centerre
                Bancorporation Executive Retirement Program, Exhibit 10(m) to Boatmen's Bancshares, Inc.'s Annual
                Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal
                year ended December 31, 1989, is incorporated herein by reference................................       *

  10(k)         Centerre Bancorporation Executive Deferred Compensation Plan, Exhibit 10(c)(9) to Centerre
                Bancorporation's Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                0-3909) for the fiscal year ended December 31, 1985, is incorporated herein by reference.........       *

  10(l)         Amendment dated as of January 1, 1987, to Centerre Bancorporation Executive Deferred Compensation
                Plan, Exhibit 10(p) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange
                Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988, is
                incorporated herein by reference.................................................................       *

  10(m)         Second Amendment dated as of January 1, 1988, to Centerre Bancorporation Executive Deferred
                Compensation Plan, Exhibit 10(q) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities
                and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31,
                1988, is incorporated herein by reference........................................................       *

  10(n)         Third Amendment dated as of January 1, 1986, to Centerre Bancorporation Executive Deferred
                Compensation Plan, Exhibit 10(r) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities
                and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31,
                1988, is incorporated herein by reference........................................................       *

  10(o)         Fourth Amendment dated December 13, 1988, to Centerre Bancorporation Executive Deferred
                Compensation Plan, Exhibit 10(r) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities
                and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31,
                1989, is incorporated herein by reference........................................................       *

  10(p)         Centerre Bancorporation Deferred Compensation Plan for Directors, Exhibit 10(c)(10) to Centerre
                Bancorporation's Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                0-3909) for the fiscal year ended December 31, 1986, is incorporated herein by reference.........       *

  10(q)         Amendment dated as of January 1, 1988, to Centerre Bancorporation Deferred Compensation Plan for
                Directors, Exhibit 10(t) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and
                Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1988,
                is incorporated herein by reference..............................................................       *

  10(r)         Amendment No. 2 dated February 14, 1989, to Centerre Bancorporation Deferred Compensation Plan
                for Directors, Exhibit 10(x) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and
                Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989,
                is incorporated herein by reference..............................................................       *

                                                   INDEX TO EXHIBITS (CONTINUED)

  NUMBER                                                     EXHIBIT                                                   PAGE
  ------                                                     -------                                                   ----

  10(s)         Amendment No. 3 dated August 8, 1989, to Centerre Bancorporation Deferred Compensation Plan for
                Directors and adoption by Boatmen's Bancshares, Inc. of Centerre Bancorporation Deferred
                Compensation Plan for Directors, Exhibit 10(y) to Boatmen's Bancshares, Inc.'s Annual Report to
                the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended
                December 31, 1989, is incorporated herein by reference...........................................       *

  10(t)         Amendment No. 4 dated November 14, 1989, as of August 8, 1989, to Boatmen's Deferred Compensation
                Plan for Directors, Exhibit 10(z) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities
                and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31,
                1989, is incorporated herein by reference........................................................       *

  10(u)         Boatmen's Executive Deferred Compensation Plan dated August 8, 1989, effective January 1, 1990,
                Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange
                Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989, is
                incorporated herein by reference.................................................................       *

  10(v)         Boatmen's Supplemental Retirement Plan dated November 9, 1993....................................

  10(w)         Boatmen's Supplemental Retirement Participation Agreement dated August 4, 1993, between the
                Corporation and Andrew B. Craig, III.............................................................

  10(x)         Boatmen's Supplemental Retirement Participation Agreement dated August 8, 1989, between the
                Corporation and Samuel B. Hayes, III, Exhibit 10(dd) to Boatmen's Bancshares, Inc.'s Annual
                Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal
                year ended December 31, 1989, is incorporated herein by reference................................       *

  10(y)         Boatmen's Supplemental Retirement Participation Agreement dated August 8, 1989, between the
                Corporation and John Peters MacCarthy, Exhibit 10(ee) to Boatmen's Bancshares, Inc.'s Annual
                Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal
                year ended December 31, 1989, is incorporated herein by reference................................       *

  10(z)         Boatmen's Supplemental Retirement Participation Agreement dated November 9, 1993, between the
                Corporation and Ike Kalangis.....................................................................

  10(aa)        Letter agreement dated November 9, 1993, between the Corporation and John Peters MacCarthy.......

  10(bb)        Boatmen's Bancshares, Inc. 1991 Incentive Stock Option Plan, Exhibit 10(dd) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1991, is incorporated herein by reference.........       *

  10(cc)        Boatmen's Bancshares, Inc. 1992 Annual Incentive Bonus Plan, Exhibit 10(ee) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1991, is incorporated herein by reference.........       *

  10(dd)        Sunwest Financial Services, Inc. 1983 Incentive Stock Option Plan, Exhibit A to Boatmen's
                Bancshares, Inc.'s S-8 Registration Statement (No. 33-55186), is incorporated herein by reference.      *





                                                   INDEX TO EXHIBITS (CONTINUED)

  NUMBER                                                     EXHIBIT                                                   PAGE
  ------                                                     -------                                                   ----

  10(ee)        Sunwest Financial Services, Inc. 1987 Incentive Stock Option Plan, Exhibit A to Boatmen's
                Bancshares, Inc.'s S-8 Registration Statement (No. 33-55110) is incorporated herein by reference.       *

  10(ff)        Fifth Amendment dated November 10, 1992 to Centerre Bancorporation Executive Deferred
                Compensation Plan, Exhibit 10(ii) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities
                and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31,
                1992, is incorporated herein by reference........................................................       *

  10(gg)        Supplemental Executive Retirement Plan of Boatmen's Sunwest, Inc., a subsidiary of the
                Corporation, Exhibit (jj) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and
                Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992,
                is incorporated herein by reference..............................................................       *

  13            Portions of the Annual Report to Shareholders for the year ended December 31, 1993...............

                                                         GRAPHICS APPENDIX

                                                                                                            CROSS REFERENCE
                                                                                                              TO PAGE OF
                             OMITTED CHARTS                                                                  ANNUAL REPORT
                             --------------                                                                 ---------------
                   1. Return on Equity.............................................................             Page 17

                   2. Return on Assets.............................................................             Page 17

                   3. Earnings per Share...........................................................             Page 17

                   4. Asset Growth.................................................................             Page 18

                   5. Equity Growth................................................................             Page 18

                   6. Net Interest Margin..........................................................             Page 22

                   7. Quarterly Net Interest Margin................................................             Page 22

                   8. Average Earning Asset Mix....................................................             Page 25

                   9. Funding Mix..................................................................             Page 25

                  10. Noninterest Income...........................................................             Page 29

                  11. Noninterest Expense..........................................................             Page 30

                  12. Loan Portfolio...............................................................             Page 31

                  13. Loan Loss Experience.........................................................             Page 33

                  14. Loan Reserve Coverage........................................................             Page 35

                  15. Nonperforming Assets.........................................................             Page 35

                  16. Risk-Based Capital...........................................................             Page 38

         The above listed charts were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in tabular format within the Management's Discussion and Analysis section of the Annual Report.


  21            Subsidiaries of the Corporation..................................................................

  23            Independent Auditors' Consent of Ernst & Young...................................................

  23(a)         Independent Auditors' Consent of KPMG Peat Marwick...............................................

  23(b)         Independent Auditors' Consent of KPMG Peat Marwick...............................................

  23(c)         Independent Auditors' Consent of KPMG Peat Marwick...............................................

  99            Independent Auditors' Report of KPMG Peat Marwick................................................

  99(a)         Independent Auditors' Report of KPMG Peat Marwick................................................

  99(b)         Independent Auditors' Report of KPMG Peat Marwick................................................

- -----
*Incorporated by reference.