Form 10-Q
period 1994-03-31
BOATMENS BANCSHARES INC /MO
filed 1994-05-06
CIK 40454

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1994

                                OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ---------- to---------

Commission File number:  1-3750


                           BOATMEN'S BANCSHARES, INC.
- ---------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

            Missouri                               43-0672260
- -------------------------------       -------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri          63101
- ---------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                              3l4-466-6000
- ---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


- ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
Class of Common Stock                         as of April 30, 1994
- ---------------------                     -----------------------------
   $1 Par Value                                   104,653,826

                         PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements


The consolidated financial statements for the three months ended March 31, 1994 and 1993 which appear on pages 14 through 16 in the accompanying March 31, 1994 interim report to stockholders (Exhibit 20 of this report) are incorporated in this Form 10-Q Quarterly Report to be read in conjunction with the consolidated statement of cash flows on page 3 of this report. The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under "Financial Commentary" on pages 2 through 10 and the information appearing under "Consolidated Quarterly Earnings Trend" on page 11 and "Consolidated Quarterly Average Balance Sheet and Net Interest Margin" on pages 12 and 13 of the March 31, 1994 interim report to stockholders are incorporated by reference herein.

                           BOATMEN'S BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          Three Months Ended
                                                               March 31
                                                          -------------------
(In Thousands)                                           1994          1993
- --------------                                           ----          ----
Net cash provided by operating activities                 $  111,240    $  171,210
                                                          ----------    ----------
Investing Activities:
  Net decrease in Federal funds sold and
    securities purchased under resale agreements             299,791       778,216
  Net increase in loans                                     (294,204)     (124,294)
  Proceeds from the sales of foreclosed property              10,546        22,239
  Proceeds from the maturity of held to maturity
    securities                                               109,816       525,764
  Proceeds from sales of held to maturity securities                           937
  Purchases of held to maturity securities                  (746,096)     (853,776)
  Proceeds from the maturity of available for sale
    securities                                               553,346           756
  Proceeds from sales of available for sale
    securities                                                51,104
  Purchases of available for sale securities                (196,226)
  Net (increase) decrease in short-term investments          (74,902)       48,791
  Net increase in property and equipment                     (48,583)      (15,220)
  Net cash received from purchase acquisitions                              10,108
                                                          ----------    ----------
  Net cash provided (used) by investing activities          (335,408)      393,521
                                                          ----------    ----------

Financing Activities:
  Net (increase) decrease in Federal funds purchased and
    securities sold under repurchase agreements              987,768      (171,427)
  Net decrease in deposits                                  (269,002)     (586,528)
  Net decrease in short-term borrowings                     (386,036)     (122,693)
  Payments on long-term debt                                    (324)       (3,424)
  Proceeds from the issuance of long-term debt                28,850        99,313
  Payments on capital lease obligation                          (216)         (197)
  Cash dividends paid                                        (32,245)      (27,042)
  Common stock issued pursuant to various employee
    and shareholder stock issuance plans                       1,272         5,128
  Decrease in redeemable preferred stock                         (13)
                                                          ----------    ----------
    Net cash provided (used) by financing activities         330,054      (806,870)
                                                          ----------    ----------
Increase (decrease) in cash and due from banks               105,886      (242,139)
Cash and due from banks at beginning of year               1,608,051     1,771,021
                                                          ----------    ----------
Cash and due from banks at March 31                       $1,713,937    $l,528,882
                                                          ==========    ==========


For the three months ended March 31, 1994 and 1993, interest paid totaled $157 million and $155 million, respectively and income taxes paid totaled $5.5 million and $2.4 million. Additional common stock was issued upon conversion of $20 thousand of the Corporation's convertible debt for the three months ended March 31, 1994 and $13.4 million for the same period a year ago. Loans transferred to foreclosed property totaled $6.8 million in 1994, and $4.0 million in 1993. In 1993, assets and liabilities of acquired subsidiaries at dates of acquisition included investment securities of $22 million, loans of $207 million, cash of $22 million, other assets of $74 million, deposits of $309 billion and other liabilities of $34 million.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits
               20. Boatmen's Bancshares, Inc. Report for the Period Ending March 31, 1994.

         (b) Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             BOATMEN'S BANCSHARES, INC.
                                             ---------------------------
                                                  (Registrant)



Date:   May 6, 1994                               JAMES W. KIENKER
        -----------                     -------------------------------------
                                        James W. Kienker, Executive Vice
                                        President and Chief Financial Officer
                                        (On behalf of the Registrant and as
                                        Principal Financial and Accounting
                                        Officer)