Form 10-Q
period 1994-06-30
BOATMENS BANCSHARES INC /MO
filed 1994-08-09
CIK 40454

                               Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

  ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  June 30, 1994

                                  OR

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ---------- to---------

Commission File number:  1-3750


                        BOATMEN'S BANCSHARES, INC.
- --------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

            Missouri                               43-0672260
- -------------------------------       ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri          63101
- --------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                              3l4-466-6000
- --------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
Class of Common Stock                         as of July 31, 1994
- ---------------------                     ----------------------------
   $1 Par Value                                   104,739,985

                      PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

The consolidated financial statements for the three months and six months ended June 30, 1994 and 1993 which appear on pages 14 through 16 in the accompanying June 30, 1994 interim report to stockholders (Exhibit 19 of this report) are incorporated in this Form 10-Q Quarterly Report to be read in conjunction with the consolidated statement of cash flows on page 3 of this report. The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under "Financial Commentary" on pages 2 through 10 and the information appearing under "Consolidated Quarterly Earnings Trend" on page 11 and "Consolidated Average Balance Sheet and Net Interest
Margin" on pages 12 and 13 of the June 30, 1994 interim report to stockholders are incorporated by reference herein.


                            BOATMEN'S BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                     -------------------------
(In Thousands)                                           1994          1993
- --------------                                           ----          ----
Net cash provided by operating activities            $   332,370   $   178,616
                                                     -----------   -----------
Investing Activities:
  Net decrease in Federal funds sold and
    securities purchased under resale agreements          19,252     1,020,740
  Net increase in loans                                 (870,024)     (251,854)
  Proceeds from the sales of foreclosed property          19,548        40,555
  Proceeds from the maturity of held to maturity
    securities                                           293,202       917,246
  Proceeds from sales of held to maturity securities                    33,600
  Purchases of held to maturity securities            (1,053,790)   (1,738,064)
  Proceeds from the maturity of available for sale
    securities                                           849,166        16,444
  Proceeds from sales of available for sale
    securities                                            53,490
  Purchases of available for sale securities            (287,366)      (61,199)
  Net (increase) decrease in short-term investments      (53,795)       47,896
  Net increase in property and equipment                 (65,756)      (35,377)
  Net cash received from purchase acquisitions                         468,011
                                                     -----------   -----------
  Net cash provided (used) by investing activities    (1,096,073)      457,998
                                                     -----------   -----------

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements        1,269,682       147,203
  Net decrease in deposits                              (722,744)   (1,048,380)
  Net increase in short-term borrowings                  251,993        41,793
  Payments on long-term debt                                (613)       (8,364)
  Proceeds from the issuance of long-term debt            28,850        99,313
  Payments on capital lease obligation                      (433)         (394)
  Cash dividends paid                                    (64,564)      (54,406)
  Common stock issued pursuant to various employee
    and shareholder stock issuance plans                   2,419        10,205
  Decrease in redeemable preferred stock                     (13)           (4)
                                                     -----------   -----------

    Net cash provided (used) by financing activities     764,577      (813,034)
                                                     -----------   -----------
Increase (decrease) in cash and due from banks               874      (176,420)
Cash and due from banks at beginning of year           1,608,051     1,771,021
                                                     -----------   -----------
Cash and due from banks at June 30                   $ 1,608,925   $ l,594,601
                                                     ===========   ===========

For the six months ended June 30, 1994 and 1993, interest paid totaled $333 million and $319 million, respectively. Income taxes paid totaled $99.0 million for the first six months of 1994 and $82.7 million for the same period in 1993. Additional common stock was issued upon conversion of $228 thousand of the Corporation's convertible debt for the six months ended June 30, 1994 and $13.4 million for the same period in 1993. Loans transferred to foreclosed property totaled $12.1 million for the six months ended June 30, 1994, and $17.8 million for the same period in 1993. In 1993, assets and liabilities of acquired subsidiaries at dates of acquisition included securities of $78 million, loans of $885 million, cash of $480 million, other assets of $434 million, deposits of $1.9 billion and other liabilities of $14 million.

                     PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          Registrant's Annual Meeting of Shareholders was held on April 26, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

          At this annual meeting, the shareholders (1) elected management's five director nominees and (2) approved an amendment to Registrant's Restated Articles of Incorporation increasing the authorized shares of common stock from 125,000,000 to 150,000,000. The amendment in-creasing the authorized shares has no effect on the rights of the holders of common stock. There was no solicitation in opposition to management's director nominees.

          Following is a tabulation of the voting for directors:

                                                   Voting Cast
                                             -----------------------
               Nominee                          For        Withheld
               -------                          ---        --------
               B.A. Bridgewater, Jr.         82,337,997    1,895,515
               John E. Hayes, Jr.            82,415,266    1,843,531
               Samuel B. Hayes, III          82,354,510    1,890,549
               Jerry E. Ritter               83,136,939    1,792,435
               William P. Stiritz            82,066,105    2,115,233

          With respect to the amendment to the Restated Articles of Incorporation, there were 78,836,683 shares voted "For" and 4,516,553 shares voted "Against", with 772,578 shares abstaining and 0 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               10. Boatmen's Supplemental Retirement Plan Participation Agreement dated June 22, 1994, between the Corporation and Samuel B. Hayes, III.
               19.  Boatmen's Bancshares, Inc. Report for the
                    Period Ending June 30, 1994.

          (b) Registrant did not file any reports on Form 8-K during quarter ended June 30, 1994.

                                SIGNATURES
                                ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             BOATMEN'S BANCSHARES, INC.
                                             --------------------------
                                                    (Registrant)



Date:   August 9, 1994                       /s/  JAMES W. KIENKER
        --------------                  -------------------------------------
                                        James W. Kienker, Executive Vice
                                        President and Chief Financial Officer
                                        (On behalf of the Registrant and as
                                        Principal Financial and Accounting
                                        Officer)