Form 10-Q
period 1994-09-30
BOATMENS BANCSHARES INC /MO
filed 1994-11-10
CIK 40454

                               Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  September 30, 1994

                                OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ---------- to---------

Commission File number:  1-3750


                         BOATMEN'S BANCSHARES, INC.
- ---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Missouri                               43-0672260
- --------------------------------     --------------------------------------
 (State or other jurisdiction of      (IRS Employer Identification Number)
  incorporation or organization)

One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri           63101
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of Shares Outstanding
Class of Common Stock                         as of October 31, 1994
- ---------------------                     ---------------------------------
   $1 Par Value                                    104,801,689

                    PART I.  FINANCIAL INFORMATION



Item 1.    Financial Statements


The consolidated financial statements for the three months and nine months ended September 30, 1994 and 1993 which appear on pages 14 through 16 in the accompanying September 30, 1994 interim report to stockholders (Exhibit 19 of this report) are incorporated in this Form 10-Q Quarterly Report to be read in conjunction with the consolidated statement of cash flows on page 3 of this report. The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under "Financial Commentary" on pages 2 through 10 and the information appearing under "Consolidated Quarterly Earnings Trend" on page 11 and "Consolidated Average Balance Sheet and Net
Interest Margin" on pages 12 and 13 of the September 30, 1994 interim report to stockholders are incorporated by reference herein.


                             BOATMEN'S BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Nine Months Ended
                                                                       September 30
                                                               -------------------------
(In Thousands)                                                     1994           1993
- --------------                                                     ----           ----
Net cash provided by operating activities                      $  476,728     $  278,660
                                                               ----------     ----------
Investing Activities:
  Net (increase) decrease in Federal funds sold and
    securities purchased under resale agreements                 (363,176)       728,744
  Net increase in loans                                        (1,278,678)      (572,605)
  Proceeds from the sales of foreclosed property                   27,708         60,933
  Proceeds from the maturity of held to maturity
    securities                                                    385,752      1,551,128
  Proceeds from sales of held to maturity securities                              35,832
  Purchases of held to maturity securities                     (1,240,592)    (2,300,259)
  Proceeds from the maturity of available for sale
    securities                                                  1,186,657         25,532
  Proceeds from sales of available for sale
    securities                                                     64,060
  Purchases of available for sale securities                     (356,853)       (61,199)
  Net (increase) decrease in short-term investments               (20,856)        69,623
  Net increase in property and equipment                          (85,783)       (61,664)
  Net cash received from purchase acquisitions                                   444,540
                                                               ----------     ----------
  Net cash used by investing activities                        (1,681,761)       (79,395)
                                                               ----------     ----------

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                   390,155        314,691
  Net decrease in deposits                                       (481,110)    (1,156,033)
  Net increase in short-term borrowings                         1,520,050        410,178
  Payments on long-term debt                                         (985)        (8,345)
  Proceeds from the issuance of long-term debt                     30,350         99,313
  Payments on capital lease obligation                               (649)          (591)
  Cash dividends paid                                             (97,045)       (81,830)
  Common stock issued pursuant to various employee
    and shareholder stock issuance plans                            3,259         14,400
  Acquisition of treasury stock                                                   (3,102)
  Decrease in redeemable preferred stock                              (13)           (84)
                                                               ----------     ----------

    Net cash provided (used) by financing activities            1,364,012       (411,403)
                                                               ----------     ----------
Increase (decrease) in cash and due from banks                    158,979       (212,138)
Cash and due from banks at beginning of year                    1,608,051      1,771,021
                                                               ----------     ----------
Cash and due from banks at September 30                        $1,767,030     $1,558,883
                                                               ==========     ==========

For the nine months ended September 30, 1994 and 1993, interest paid totaled $517 million and $478 million, respectively. Income taxes paid totaled $144.6 million for the first nine months of 1994 and $121.8 million for the same period in 1993. Additional common stock was issued upon conversion of $190 thousand of the Corporation's convertible debt for the nine months ended September 30, 1994 and $13.4 million for the same period in 1993. Loans transferred to foreclosed property totaled $14.6 million for the nine months ended September 30, 1994, and $16.9 million for the same period in 1993. In 1993, assets and liabilities of acquired subsidiaries at dates of acquisition included securities of $160 million, loans of $954 million, cash of $483 million, other assets of $465 million, deposits of $2.0 billion and other liabilities of $20 million.

                       PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                  2.  Agreement and Plan of Merger, dated August
                      18, 1994, by and among Worthen Banking Corpora-tion, Boatmen's Bancshares, Inc. and BBI AcquisitionCo, Inc., is incorporated herein by reference from the Boatmen's Bancshares, Inc. Current Report on Form 8-K, dated September 2, 1994.

                 19.  Boatmen's Bancshares, Inc. Report for the
                      Period Ended September 30, 1994.

                 27.  Boatmen's Bancshares, Inc. Financial Data
                      Schedule for the Period Ended September 30, 1994.

           (b) Registrant filed current reports on Form 8-K dated September 2, 1994, covering Item 5 - Other Events and
                 Item 7 - Financial Statements and Exhibits.

                              SIGNATURES
                              ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         BOATMEN'S BANCSHARES, INC.
                                         --------------------------
                                               (Registrant)



Date:   November 10, 1994                  /s/ JAMES W. KIENKER
        -----------------          ------------------------------------
                                   James W. Kienker, Executive Vice
                                   President and Chief Financial Officer
                                   (On behalf of the Registrant and as
                                   Principal Financial and Accounting
                                   Officer)