Form 10-K
period 1994-12-31
BOATMENS BANCSHARES INC /MO
filed 1995-03-16
CIK 40454

===============================================================================

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

  (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1994

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from ------------- to --------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock:


                                                                    NUMBER OF SHARES OUTSTANDING
                     CLASS OF COMMON STOCK                              AS OF MARCH 10, 1995
                     ---------------------                          ----------------------------
                             $1 Par Value                                   127,572,796

  The aggregate market value of registrant's common stock (based upon the closing trade price on March 10, 1995) held by non-affiliates was approximately $3,844,600,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Part I, Part II, and Part IV).

  (2) Portions of registrant's Proxy Statement filed for its Annual
Meeting of Shareholders scheduled for April 25, 1995 (Part III).
===============================================================================

                                PART I

ITEM 1. BUSINESS

              BOATMEN'S BANCSHARES, INC. ("CORPORATION")

  The Corporation was incorporated under the laws of the State of Missouri in June, 1946 and was known as General Bancshares Corporation until the time of its merger with Boatmen's Bancshares, Inc. on March 29, 1986. The Corporation's principal office is located in St. Louis, Missouri where its largest subsidiary, The Boatmen's National Bank of St. Louis ("Boatmen's Bank"), is located. The Corporation directly or indirectly owns substantially all of the capital stock of 45 subsidiary banks, a trust company and its subsidiaries, a mortgage banking company, a credit life insurance company, an insurance agency and a credit card bank. The subsidiary banks operate from approximately 410 banking offices and over 500 off-site automated teller machine locations in Missouri, New Mexico, Oklahoma, Iowa, Texas, Illinois, Arkansas, Tennessee and Kansas.

  The business of the Corporation consists primarily of the ownership, supervision and control of its subsidiaries. The Corporation provides its subsidiaries with advice, counsel and specialized services in various fields of financial and banking policy and operations. The Corporation also engages in negotiations designed to lead to the acquisition of other banks and closely related businesses.

  Based on total assets as of December 31, 1994, the Corporation was the largest bank holding company headquartered in the State of Missouri and among the 30 largest bank holding companies in the United States. There are numerous bank holding companies and groupings of banks located throughout the Corporation's markets which offer substantial competition in the acquisition and operation of banks and non-bank financial institutions. The Corporation's subsidiaries encounter substantial competition in all of their banking and related activities, and its banking subsidiaries face increasing competition from various non-banking financial institutions that are not subject to the same geographic and other regulatory restraints applicable to banks.

  The information under the caption Acquisition Overview on pages 18 through 20 and Table 2 on page 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

 Banking Operations

  The following table summarizes the banking operations for each state in which the Corporation has banking locations.



                                                                                        12/31/94       12/31/94       12/31/94
                                                                                         ASSETS         LOANS         DEPOSITS
                                                                                        --------       --------       --------
                                                                                                (DOLLARS IN MILLIONS)
                    Missouri........................................................    $17,025         $9,811        $13,211
                    New Mexico......................................................      3,207          1,431          2,643
                    Oklahoma........................................................      1,982          1,093          1,573
                    Texas...........................................................      1,575            805          1,205
                    Iowa............................................................      1,249            729          1,038
                    Illinois........................................................      1,045            715            918
                    Arkansas........................................................        955            499            743
                    Tennessee.......................................................        833            755            640
                    Kansas..........................................................        200            114            150


  On January 31, 1995, the Corporation completed the acquisition of National Mortgage Company ("National"), headquartered in Memphis,
Tennessee. National had a loan servicing portfolio of $13.8 billion at December 31, 1994.

  On January 31, 1995, the Corporation completed the acquisition of Dalhart Bancshares, Inc. ("Dalhart") and its banking subsidiary, Citizens State Bank of Dalhart ("Citizens"), both headquartered in Dalhart, Texas. Citizens operated from three branches and had assets of approximately $138 million at December 31, 1994.

Citizens was merged into Boatmen's First National Bank of Amarillo upon completion of the Dalhart acquisition.

 Recent Developments

  On February 28, 1995, the Corporation completed the acquisition of Worthen Banking Corporation ("Worthen"). Worthen, headquartered in Little Rock, Arkansas, had assets of approximately $3.5 billion at December 31, 1994, and operates from 112 offices throughout Arkansas and six offices in the Austin, Texas area.

  On February 28, 1995, the Corporation completed the acquisition of Salem Community Bancorp, Inc. ("Salem"). Salem, and its banking subsidiary, Community State Bank, Salem, Illinois, has two locations with approximately $80 million in assets at December 31, 1994.

 Trust Operations

  The Corporation provides a wide range of trust services to both individuals and institutions through Boatmen's Trust Company and its subsidiaries, as well as the trust departments of certain of its subsidiary banks. The Corporation's trust operations rank among the 15 largest providers of trust services in the United States, with total trust assets of $69.2 billion at December 31, 1994, including $36.4 billion under management.

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

  A bank holding company must obtain Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares. Board approval must also be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. Furthermore, any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless the laws of the second state specifically authorize such an acquisition. Missouri law authorizes bank holding companies domiciled in contiguous states to acquire Missouri banks and bank holding companies provided their home states have similar laws. All of the eight contiguous states have similar laws.

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

  In September, 1994, the Interstate Banking and Branching Efficiency Act of 1994 was enacted. One year from date of enactment, bank holding companies will be permitted to acquire banks in any state subject to state deposit caps and a 10% nationwide cap. In addition, this law provides for full interstate branching by bank merger commencing on June 1, 1997. States may "opt out" of this branching provision prior to the effective date, and alternatively, states may "opt in" earlier than June, 1997.

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

  FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution will be based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risk by its primary state or federal supervisor, statistical analysis and other information. In 1995, deposit insurance premiums will range between 23 cents and 31 cents per $100 of domestic deposits. In January, 1995, the FDIC proposed reduction of such premiums to between 4 cents and 31 cents effective in the second half of 1995.

  The Corporation's national bank subsidiaries are subject to supervision by the Comptroller of the Currency. The Arkansas federal savings bank is subject to supervision by the Office of Thrift Supervision. The FDIC has primary federal supervisory responsibility for the Corporation's state banks, with the exception of three state banks that are members of the Federal Reserve System. The Corporation's state banks and trust companies are also subject to supervision by the bank supervisory authorities in their respective states. Various federal and state laws and regulations apply to many aspects of the operations of the Corporation's subsidiary banks, including interest rates paid on deposits and loans, investments, mergers and acquisitions and the establishment of branch offices and facilities. The payment of dividends by the Corporation's subsidiary banks, which is the Corporation's principal source of income, is also subject to certain statutory restrictions and to regulation by governmental agencies.

 Statistical Disclosure

  Pages 17 through 49 and footnote number 11 on page 60 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 2. PROPERTIES

  The Corporation's headquarters building, Boatmen's Plaza, is located in downtown St. Louis, Missouri. Through a joint venture, Boatmen's Bank owns a one-half undivided interest in two-thirds of the building. On December 31, 1981, Boatmen's Bank entered into a lease agreement for approximately 60 percent of the building for a term of 30 years. This long-term lease obligation was capitalized in accordance with Statement of Financial Accounting Standards No. 13. The principal office of Boatmen's Trust Company, also located in downtown St. Louis, was purchased on January 4, 1994.

  In January, 1995, the Corporation completed construction of a technology center in Kansas City, Missouri, and moved existing data operations into this center. The Corporation's principal banking offices in Oklahoma, Iowa and Tennessee are leased under long-term leases. The principal banking offices in New Mexico, Illinois, Arkansas and Texas are owned. The majority of the other banking offices are owned by the respective subsidiary banks. In the opinion of management, the physical properties of the Corporation and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE CORPORATION

  The following sets forth certain information regarding the executive officers of the Corporation:


                                                                                   POSITIONS WITH                      OFFICER
                      NAME                         AGE                               CORPORATION                        SINCE
                      ----                         ---                             --------------                      -------
Andrew B. Craig, III............................    63          Chairman of the Board and                               1985
                                                                Chief Executive Officer

Samuel B. Hayes, III............................    58          President and Director                                  1988

Gregory L. Curl.................................    46          Vice Chairman                                           1982

John Peters MacCarthy...........................    61          Vice Chairman and Director                              1988

John M. Brennan.................................    59          Executive Vice President                                1977

J. Robert Brubaker..............................    59          Executive Vice President and Senior                     1987
                                                                Operations Officer

Alfred S. Dominick, Jr. ........................    49          Executive Vice President                                1992
                                                                Retail Banking

James W. Kienker................................    48          Executive Vice President and                            1979
                                                                Chief Financial Officer

Phillip E. Peters...............................    55          Executive Vice President and                            1988
                                                                Chief Investment Officer

  There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until the close of the next annual meeting of the shareholders following his election and until the election of his successor. No executive officer of the Corporation was selected to his position pursuant to any arrangement or understanding with any other person.

  Each executive officer has held the same position or another executive position with the Corporation or Boatmen's Bank during the past five years, except as follows:

  Mr. Dominick was Executive Vice President of Bank One, Dallas, Texas from March 1990 until joining the Corporation on August 4, 1992. Prior to his employment with Bank One, Mr. Dominick was a partner in Dominick/Frerichs Associates Ltd. (a bank consulting firm) from February, 1989 to March 1990.

                                PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  Footnote number 21 on pages 65 and 66 and page 69 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference. The last trade price for the Corporation's common stock on March 10, 1995, was $30.375.

ITEM 6. SELECTED FINANCIAL DATA

  Page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Pages 17 through 41 of the Corporation's Annual Report to
Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements together with the report thereon of Ernst & Young LLP on pages 50 through 67 and the supplementary quarterly information on page 41 and pages 42 through 45 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

  The information under the item captioned Election of Directors and Information With Respect to Directors and Executive Officers in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 25, 1995, is incorporated herein by reference. The required information regarding the Corporation's executive officers is contained in PART I in the item captioned Executive Officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the caption Executive Compensation on pages 10 through the graph on page 16 in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 25, 1995, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the table captioned Amount and Nature of Beneficial Ownership and the caption Security Ownership of Management in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 25, 1995, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption Certain Transactions in the Corporation's Proxy Statement filed for its Annual Meeting of
Shareholders scheduled for April 25, 1995, is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following financial statements of the Corporation and its consolidated subsidiaries, and the accountants' report thereon, are incorporated herein by reference.

  Consolidated Financial Statements

    Balance Sheets-December 31, 1994 and 1993.

    Statements of Income-Years ended December 31, 1994, 1993 and 1992.

    Statements of Changes in Stockholders' Equity-Years ended December 31, 1994, 1993 and 1992.

    Statements of Cash Flows-Years Ended December 31, 1994, 1993 and
    1992.

    Notes to Consolidated Financial Statements.

  Financial Statement Schedules

    All required schedules for the Corporation and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

  The following exhibits are incorporated herein by reference (a):

    Exhibit  3(a) - Restated Articles of Incorporation of the
                    Corporation, Exhibit 3(a) to Boatmen's Bancshares, Inc.'s S-4 Registration Statement (File
                    No. 33-55625).

    Exhibit  3(b) - Statement of Change of Registered Agent of the
                    Corporation, Exhibit 3(b) to Boatmen's Bancshares, Inc.'s S-4 Registration Statement (File
                    No. 33-55625).

    Exhibit  3(c) - Amended By-laws of the Corporation, Exhibit 3(c) to
                    Boatmen's Bancshares, Inc.'s S-4 Registration
                    Statement (File No. 33-55625).

    Exhibit  4(a) - Rights Agreement dated as of August 14, 1990,
                    Exhibits 1 and 2 to Registration Statement on Form
                    8-A.

    Exhibit  4(b) - Amendment dated as of January 26, 1993 to Rights
                    Agreement dated as of August 14, 1990, Exhibit 4(a) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1992.

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

    Exhibit 10(f) - Boatmen's Supplemental Retirement Plan dated
                    November 9, 1993, Exhibit 10(v) to Boatmen's
                    Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) fror the fiscal year ended December 31, 1993.

    Exhibit 10(j) - Boatmen's Executive Deferred Compensation Plan
                    dated August 8, 1989, effective January 1, 1990,
                    Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(k) - Boatmen's Supplemental Retirement Participation
                    Agreement dated August 4, 1993, between the
                    Corporation and Andrew B. Craig, III, Exhibit 10(w) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1993.

    Exhibit 10(l) - Letter agreement dated November 9, 1993, between the Corporation and John Peters MacCarthy, Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1993.

    Exhibit 10(m) - Boatmen's Supplemental Retirement Participation
                    Agreement dated June 22, 1994, between the
                    Corporation and Samuel B. Hayes, III, Exhibit 10 to Boatmen's Bancshares, Inc.'s Quarterly Report to the Securities and Exchange Commission on Form 10-Q (File No. 1-3750) for the quarter ended June 30, 1994.

    Exhibit 10(n) - Boatmen's Supplemental Retirement Participation
                    Agreement dated August 8, 1989, between the
                    Corporation and John Peters MacCarthy, Exhibit 10(ee) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989.

    Exhibit 10(o) - Boatmen's Bancshares, Inc. 1991 Incentive Stock
                    Option Plan, Exhibit 10(dd) to Boatmen's
                    Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1991.

    Exhibit 10(p) - Boatmen's Bancshares, Inc. 1992 Annual Incentive
                    Bonus Plan, Exhibit 10(ee) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1991.

  The following exhibits are submitted herewith:

    Exhibit 10(a) - Employment Agreement dated July 1, 1994, between the Corporation and Andrew B. Craig, III.

    Exhibit 10(b) - Employment Agreement dated July 1, 1994, between the Corporation and Samuel B. Hayes, III.

    Exhibit 10(g) - Centerre Executive Retirement Program, as amended.

    Exhibit 10(h) - Centerre Bancorporation Executive Deferred
                    Compensation Plan, as amended.

    Exhibit 10(i) - Boatmen's Bancshares, Inc. Deferred Compensation
                    Plan for Directors.

    Exhibit 10(q) - Employment Agreement dated July 1, 1994, between the Corporation and Gregory L. Curl.

    Exhibit 13    - Portions of the Annual Report to Shareholders for
                    the year ended December 31, 1994.

    Exhibit 21    - Subsidiaries of the Corporation.

    Exhibit 23    - Independent Auditors' Consent of Ernst & Young LLP.

    Exhibit 27    - Financial data schedule.

[FN]
- -----

<Fa> The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

  No Form 8-K's were filed by the Corporation in the fourth quarter of 1994.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOATMEN'S BANCSHARES, INC.
                              --------------------------------------------
                                              (Registrant)

                            By            ANDREW B. CRAIG, III
                              --------------------------------------------
                                 Andrew B. Craig, III, Chairman of the
                                   Board and Chief Executive Officer
                                     (principal executive officer)

                            By              JAMES W. KIENKER
                              --------------------------------------------
                               James W. Kienker, Executive Vice President
                                      and Chief Financial Officer
                              (principal financial and accounting officer)

Date: March 14, 1995

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


                        SIGNATURES                                               TITLES                                 DATE
                        ----------                                               ------                                 ----
                   ANDREW B. CRAIG, III                         Chairman of the Board and Chief                    March 14, 1995
- ----------------------------------------------------------      Executive Officer
                   Andrew B. Craig, III

                   SAMUEL B. HAYES, III                         President and Director                             March 14, 1995
- ----------------------------------------------------------
                   Samuel B. Hayes, III

                  JOHN PETERS MACCARTHY                         Vice Chairman and Director                         March 14, 1995
- ----------------------------------------------------------
                  John Peters MacCarthy

                    RICHARD L. BATTRAM                          Director                                           March 14, 1995
- ----------------------------------------------------------
                    Richard L. Battram

                  B. A. BRIDGEWATER, JR.                        Director                                           March 14, 1995
- ----------------------------------------------------------
                  B. A. Bridgewater, Jr.

                   WILLIAM E. CORNELIUS                         Director                                           March 14, 1995
- ----------------------------------------------------------
                   William E. Cornelius

                      ILUS W. DAVIS                             Director                                           March 14, 1995
- ----------------------------------------------------------
                      Ilus W. Davis

                    JOHN E. HAYES, JR.                          Director                                           March 14, 1995
- ----------------------------------------------------------
                    John E. Hayes, Jr.

                     LEE M. LIBERMAN                            Director                                           March 14, 1995
- ----------------------------------------------------------
                     Lee M. Liberman




                        SIGNATURES                                               TITLES                                 DATE
                        ----------                                               ------                                 ----

                    WILLIAM E. MARITZ                           Director                                           March 14, 1995
- ----------------------------------------------------------
                    William E. Maritz

                     ANDREW E. NEWMAN                           Director                                           March 14, 1995
- ----------------------------------------------------------
                     Andrew E. Newman

                                                                Director                                            March -, 1995
- ----------------------------------------------------------
                     Jerry E. Ritter

                    WILLIAM P. STIRITZ                          Director                                           March 14, 1995
- ----------------------------------------------------------
                    William P. Stiritz

                     ALBERT E. SUTER                            Director                                           March 14, 1995
- ----------------------------------------------------------
                     Albert E. Suter

                   DWIGHT D. SUTHERLAND                         Director                                           March 14, 1995
- ----------------------------------------------------------
                   Dwight D. Sutherland

                                                                Director                                            March -, 1995
- ----------------------------------------------------------
                   Theodore C. Wetterau

                                                        INDEX TO EXHIBITS

 NUMBER                                                      EXHIBIT                                                   PAGE
 ------                                                      -------                                                   ----
   3(a)         The Corporation's Restated Articles of Incorporation as adopted by its Board of Directors on June
                14, 1994, Exhibit 3(a) to Boatmen's Bancshares, Inc.'s S-4 Registration Statement (File
                No. 33-55625) is incorporated herein by reference................................................      <F*>

   3(b)         Statement of Change of Registered Agent of the Corporation, Exhibit 3(b) to Boatmen's Bancshares,
                Inc.'s S-4 Registration Statement (File No. 33-55625), is incorporated herein by reference.......      <F*>

   3(c)         The Corporation's Amended By-laws as adopted by its Board of Directors on August 9, 1994, Exhibit
                3(c) to Boatmen's Bancshares, Inc.'s S-4 Registration Statement (File No. 33-55625) is
                incorporated herein by reference.................................................................      <F*>

   4(a)         Conformed copy of Rights Agreement dated as of August 14, 1990,
                Exhibits 1 and 2 to Registration Statement on Form 8-A is incorporated herein
                by reference.....................................................................................      <F*>

  4(b)          Amendment dated as of January 26, 1993 to Rights Agreement dated August 14, 1990, Exhibit 4(a) to
                Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K
                (File No. 1-3750) for the fiscal year ended December 31, 1992, is incorporated herein by
                reference........................................................................................      <F*>

  10(a)         Employment Agreement dated July 1, 1994, between the Corporation and Andrew B. Craig, III........

  10(b)         Employment Agreement dated July 1, 1994, between the Corporation and Samuel B. Hayes, III........

  10(c)         Boatmen's Bancshares, Inc. Amended 1981 Incentive Stock Option Plan, Exhibit 10(h) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1986, is incorporated herein by reference.........      <F*>

  10(d)         Boatmen's Bancshares, Inc. Amended 1982 Long Term Incentive Plan, Exhibit 10(d) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1992, is incorporated herein by reference.........      <F*>

  10(e)         Boatmen's Bancshares, Inc. 1987 Non-Qualified Stock Option Plan, Exhibit 10(e) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1992, is incorporated herein by reference.........      <F*>

  10(f)         Boatmen's Supplemental Retirement Plan dated November 9, 1993, Exhibit 10(v) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1993, is incorporated herein by reference.........      <F*>

  10(g)         Centerre Executive Retirement Program, as amended................................................

  10(h)         Centerre Bancorporation Executive Deferred Compensation Plan, as amended.........................

  10(i)         Boatmen's Bancshares, Inc. Deferred Compensation Plan for Directors..............................

  10(j)         Boatmen's Executive Deferred Compensation Plan dated August 8, 1989, effective January 1, 1990,
                Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange
                Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1989, is
                incorporated herein by reference.................................................................      <F*>





                                                  INDEX TO EXHIBITS (CONTINUED)

 NUMBER                                                      EXHIBIT                                                   PAGE
 ------                                                      -------                                                   ----
  10(k)         Boatmen's Supplemental Retirement Participation Agreement dated August 4, 1993, between the
                Corporation and Andrew B. Craig, III, Exhibit 10(w) to Boatmen's Bancshares, Inc.'s Annual Report
                to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal year
                ended December 31, 1993, is incorporated herein by reference.....................................      <F*>

  10(l)         Letter Agreement dated November 9, 1993, between the Corporation and John Peters MacCarthy,
                Exhibit 10(aa) to Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange
                Commission on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1993, is
                incorporated herein by reference.................................................................      <F*>

  10(m)         Boatmen's Supplemental Retirement Participation Agreement dated June 22, 1994, between the
                Corporation and Samuel B. Hayes, III, Exhibit 10 to Boatmen's Bancshares, Inc.'s Quarterly Report
                to the Securities and Exchange Commission on Form 10-Q (File No. 1-3750) for the quarter ended
                June 30, 1994, is incorporated herein by reference...............................................      <F*>

  10(n)         Boatmen's Supplemental Retirement Participation Agreement dated August 8, 1989, between the
                Corporation and John Peters MacCarthy, Exhibit 10(ee) to Boatmen's Bancshares, Inc.'s Annual
                Report to the Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the fiscal
                year ended December 31, 1989, is incorporated herein by reference................................      <F*>

  10(o)         Boatmen's Bancshares, Inc. 1991 Incentive Stock Option Plan, Exhibit 10(dd) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1991, is incorporated herein by reference.........      <F*>

  10(p)         Boatmen's Bancshares, Inc. 1992 Annual Incentive Bonus Plan, Exhibit 10(ee) to Boatmen's
                Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form 10-K (File No.
                1-3750) for the fiscal year ended December 31, 1991, is incorporated herein by reference.........      <F*>

  10(q)         Employment Agreement dated July 1, 1994, between the Corporation and Gregory L. Curl.............





                                                  INDEX TO EXHIBITS (CONTINUED)

 NUMBER                                                      EXHIBIT                                                   PAGE
 ------                                                      -------                                                   ----
  13            Portions of the Annual Report to Shareholders for the year ended December 31, 1994...............

                                                         GRAPHICS APPENDIX
                                                                                                            CROSS REFERENCE
                                                                                                              TO PAGE OF
                                                    OMITTED CHARTS                                           ANNUAL REPORT
                                                    --------------                                          ---------------
                   1. Earnings per Share...........................................................             Page  3

                   2. Return on Assets.............................................................             Page  3

                   3. Return on Equity.............................................................             Page  4

                   4. Asset Growth.................................................................             Page 20

                   5. Equity Growth................................................................             Page 20

                   6. Net Interest Margin..........................................................             Page 22

                   7. Quarterly Net Interest Margin................................................             Page 22

                   8. Average Earning Asset Mix....................................................             Page 27

                   9. Funding Mix..................................................................             Page 27

                  10. Noninterest Income...........................................................             Page 31

                  11. Noninterest Expense..........................................................             Page 33

                  12. Loan Portfolio...............................................................             Page 34

                  13. Loan Loss Experience.........................................................             Page 36

                  14. Loan Reserve Coverage........................................................             Page 37

                  15. Nonperforming Assets.........................................................             Page 37

                  16. Risk-Based Capital...........................................................             Page 40

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


  21            Subsidiaries of the Corporation..................................................................

  23            Independent Auditors' Consent of Ernst & Young LLP...............................................

  27            Financial Data Schedule..........................................................................

- -----

<F*>Incorporated by reference.