Form 10-Q
period 1995-03-31
BOATMENS BANCSHARES INC /MO
filed 1995-05-08
CIK 40454

                                 Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1995

                                    OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ---------- to---------

Commission File number:  1-3750


                         BOATMEN'S BANCSHARES, INC.
- -----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

              Missouri                                43-0672260
- -------------------------------------    ------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

 One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri         63101
- -----------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

                                3l4-466-6000
- -----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ----
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of Shares Outstanding
         Class of Common Stock                  as of April 28, 1995
- -------------------------------------    ------------------------------------
             $1 Par Value                           127,853,661

                                                INDEX

                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------
                                                                                                  PAGE NO.

Item 1 - Financial Statements                                                                        3

      Consolidated Balance Sheet
      March 31, 1995 and 1994 and December 31, 1994                                                  4

      Consolidated Statement of Income
      Three months ended March 31, 1995 and 1994                                                     5

      Consolidated Statement of Changes in Stockholders' Equity
      Three months ended March 31, 1995 and 1994                                                     6

      Consolidated Statement of Cash Flows
      Three months ended March 31, 1995 and 1994                                                     7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations     8-24



                                    PART II - OTHER INFORMATION
                                    ---------------------------

Item 1 - Legal Proceedings                                                                         None

Item 2 - Changes in Securities                                                                     None

Item 3 - Defaults Upon Senior Securities                                                           None

Item 4 - Submission of Matters to a Vote of Security Holders                                       None

Item 5 - Other Information                                                                         None

Item 6 - Exhibits and Reports on Form 8-K                                                           25

SIGNATURE                                                                                           25


                    PART I. FINANCIAL INFORMATION
                    -----------------------------


Item 1.   Financial Statements

The consolidated financial statements for the three months ended March 31, 1995 and 1994 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

Boatmen's Bancshares, Inc.
CONSOLIDATED BALANCE SHEET

(dollars in thousands)                                          March 31, 1995     March 31, 1994   December 31, 1994
- ---------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                            $ 1,850,551        $ 1,836,714         $ 2,115,359
Short-term investments                                                  43,563            100,707              44,717
Securities:
  Held to maturity                                                   5,297,625          5,223,791           5,216,968
  Available for sale                                                 4,027,124          4,912,553           4,052,205
  Trading                                                               18,381             33,846              31,674
Federal funds sold and securities purchased
  under resale agreements                                              309,914            243,542           1,107,410
Loans                                                               19,271,735         17,195,377          18,622,176
  Less reserve for loan losses                                         380,278            379,736             375,740
- ---------------------------------------------------------------------------------------------------------------------
  Loans, net                                                        18,891,457         16,815,641          18,246,436
- ---------------------------------------------------------------------------------------------------------------------
Property and equipment                                                 643,026            633,290             636,840
Other assets                                                         1,285,075          1,310,014           1,261,449
- ---------------------------------------------------------------------------------------------------------------------
  Total assets                                                     $32,366,716        $31,110,098         $32,713,058
- ---------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
- ---------------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                                    $ 4,937,713        $ 5,113,311         $ 5,239,024
Retail savings deposits and interest-bearing
  transaction accounts                                               9,948,009         10,186,679          10,078,736
Time deposits                                                        8,766,928          8,557,596           9,929,164
- ---------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    23,652,650         23,857,586          25,246,924
- ---------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                                        2,807,165          3,109,311           2,053,609
Short-term borrowings                                                2,205,730            717,293           1,903,182
Capital lease obligations                                               39,803             40,910              40,098
Long-term debt                                                         557,585            590,741             592,041
Other liabilities                                                      447,435            332,884             342,679
- ---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                 29,710,368         28,648,725          30,178,533
- ---------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                               1,142              1,142               1,142
- ---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock ($1 par value; 150,000,000 shares authorized)             127,664            127,280             127,523
Surplus                                                                959,446            955,579             958,249
Retained earnings                                                    1,611,095          1,375,545           1,571,694
Treasury stock (76,992 and 508,698 shares at cost, respectively)        (2,151)                --             (14,516)
Unrealized net appreciation (depreciation),
  available for sale securities                                        (40,848)             1,827            (109,567)
- ---------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                         2,655,206          2,460,231           2,533,383
- ---------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                       $32,366,716        $31,110,098         $32,713,058
- ---------------------------------------------------------------------------------------------------------------------
Held to maturity securities, market value                          $ 5,172,678        $ 5,207,868         $ 4,965,930
Available for sale securities, amortized cost                        4,090,661          4,909,711           4,230,580
Common stock, shares outstanding                                   127,586,798        127,280,359         127,014,624
- ---------------------------------------------------------------------------------------------------------------------

Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31 (in thousands)                                                1995          1994
- ------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                                          $405,222      $329,561
  Interest on short-term investments                                                       899           572
  Interest on Federal funds sold and securities purchased under resale agreements        7,775         2,544
  Interest on held to maturity securities
    Taxable                                                                             64,308        48,634
    Tax-exempt                                                                          14,449        15,198
- ------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                                       78,757        63,832
  Interest on available for sale securities                                             63,255        68,081
  Interest on trading securities                                                           421           840
- ------------------------------------------------------------------------------------------------------------
    Total interest income                                                              556,329       465,430
- ------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                                                 183,669       140,723
  Interest on Federal funds purchased and other short-term borrowings                   65,354        25,477
  Interest on capital lease obligations                                                    970           993
  Interest on long-term debt                                                            12,015        11,008
- ------------------------------------------------------------------------------------------------------------
    Total interest expense                                                             262,008       178,201
- ------------------------------------------------------------------------------------------------------------
    Net interest income                                                                294,321       287,229
Provision for loan losses                                                                9,798         6,025
- ------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                                284,523       281,204
- ------------------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                                            40,420        41,483
  Service charges                                                                       45,646        45,782
  Credit card                                                                           11,855         9,666
  Investment banking revenues                                                            8,790         9,729
  Mortgage banking operations                                                           22,904        19,045
  Securities gains, net                                                                     47         2,554
  Other                                                                                 32,372        25,746
- ------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                           162,034       154,005
- ------------------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                                                147,912       148,187
  Net occupancy                                                                         20,279        20,602
  Equipment                                                                             23,355        21,986
  FDIC insurance                                                                        13,163        13,279
  Intangible amortization                                                                7,883         8,786
  Advertising                                                                            7,481         6,810
  Other                                                                                 90,475        66,189
- ------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                          310,548       285,839
- ------------------------------------------------------------------------------------------------------------
  Income before income tax expense                                                     136,009       149,370
Income tax expense                                                                      50,635        51,450
- ------------------------------------------------------------------------------------------------------------
  Net income                                                                          $ 85,374      $ 97,920
- ------------------------------------------------------------------------------------------------------------
  Net income per share                                                                    $.67          $.77
- ------------------------------------------------------------------------------------------------------------
  Dividends declared per share                                                            $.34          $.31
- ------------------------------------------------------------------------------------------------------------

Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on preferred stock.
For the first quarter, average shares outstanding were 127,324,333 in 1995 and 127,233,747 in 1994. Preferred dividends declared totaled $20 thousand in both 1995 and 1994.


Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Unrealized Net
                                                                                                         Appreciation,
                                           Common Stock                               Treasury Stock     (Depreciation)
                                           ------------                 Retained      --------------     Available for
(in thousands)                           Shares     Amount    Surplus   Earnings     Shares    Amount  Sale Securities       Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                126,777   $126,777   $948,674 $1,312,495         --        --        $  42,252  $2,430,198
Net income                                   --         --         --     97,920         --        --               --      97,920
Cash dividends declared:
  Common ($.31 per share)                    --         --         --    (32,299)        --        --               --     (32,299)
  Redeemable preferred                       --         --         --        (20)        --        --               --         (20)
  By pooled company prior
    to merger--common                        --         --         --     (2,551)        --        --               --      (2,551)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                       94         94      1,256         --         --        --               --       1,350
Common stock issued upon
  acquisition of subsidiary                 411        411      5,700         --         --        --               --       6,111
Adjustment for treasury stock
  activity--pooled company                   (3)        (3)       (69)        --         --        --               --         (72)
Common stock issued upon
  conversion of convertible
  subordinated debentures                     1          1         18         --         --        --               --          19
Adjustment of available for sale
  securities to market value                 --         --         --         --         --        --          (40,425)    (40,425)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                 127,280    127,280    955,579  1,375,545         --        --            1,827   2,460,231
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                127,523    127,523    958,249  1,571,694       (509)  (14,516)        (109,567)  2,533,383
Net income                                   --         --         --     85,374         --        --               --      85,374
Cash dividends declared:
  Common ($.34 per share)                    --         --         --    (43,387)        --        --               --     (43,387)
  Redeemable preferred                       --         --         --        (20)        --        --               --         (20)
  By pooled company prior
    to merger--common                        --         --         --     (2,565)        --        --               --      (2,565)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                      138        138      1,156         --        143     4,357               --       5,651
Common stock issued upon purchase
  acquisition of subsidiary                  --         --         --         --        289     8,008               --       8,008
Common stock issued upon conversion
  of convertible subordinated debentures      3          3         43         --         --        --               --          46
Adjustment of available for sale
  securities to market value                 --         --         --         --         --        --           68,719      68,719
Other, net                                   --         --         (2)        (1)        --        --               --          (3)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                 127,664   $127,664   $959,446 $1,611,095        (77)  $(2,151)       $ (40,848) $2,655,206
- ----------------------------------------------------------------------------------------------------------------------------------

Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31 (in thousands)                                      1995                    1994
- ------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 $  158,488              $  126,174

Investing Activities:
  Net decrease in Federal funds sold and
    securities purchased under resale agreements                             797,496                 250,638
  Net increase in loans                                                     (660,043)               (221,042)
  Proceeds from the sales of foreclosed property                               3,857                  10,878
  Proceeds from the maturity of held to maturity securities                   84,462                 278,237
  Purchases of held to maturity securities                                  (167,948)               (909,556)
  Proceeds from the maturity of available for sale securities                167,006                 592,185
  Proceeds from the sales of available for sale securities                     1,267                  51,113
  Purchases of available for sale securities                                 (30,742)               (198,392)
  Net (increase) decrease in short-term investments                            1,154                 (74,696)
  Net increase in property and equipment                                     (25,024)                (51,019)
- ------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                         171,485                (271,654)
- ------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net (increase) decrease in Federal funds purchased and
    securities sold under repurchase agreements                              753,556                 985,309
  Net decrease in deposits                                                (1,594,274)               (285,459)
  Net increase (decrease) in short-term borrowings                           302,548                (451,578)
  Payments on long-term debt                                                 (34,408)                 (1,245)
  Proceeds from the issuance of long-term debt                                                        28,850
  Payments on capital lease obligations                                         (295)                   (265)
  Cash dividends paid                                                        (35,567)                (34,796)
  Common stock issued pursuant to various employee and
    shareholder stock issuance plans                                           5,651                   1,350
  Common stock issued upon purchase acquisition of subsidiary                  8,008
  Decrease in redeemable preferred stock                                                                 (13)
- ------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                        (594,781)                242,153
- ------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                              (264,808)                 96,673
Cash and due from banks at beginning of year                               2,115,359               1,740,041
- ------------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31                                       $1,850,551              $1,836,714
- ------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 1995 and 1994, interest paid totaled $244 million and $174 million, respectively, and income taxes paid totaled $1 million and $6 million. Additional common stock was issued upon the conversion of $48 thousand of the Corporation's convertible debt for the three months ended March 31, 1995, and $20 thousand for the same period a year ago. Loans transferred to foreclosed property totaled $3 million in 1995, and $7 million in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1: Summary of Selected Financial Information
                                                                           Quarter Ended March 31
                                                               ---------------------------------------------
(in millions except per share data)                                 1995              1994          % change
- ------------------------------------------------------------------------------------------------------------
Share Data
Net income                                                       $   .67           $   .77             (13.0)%
Net income before nonrecurring merger expenses                       .83               .77               7.8
Dividends declared                                                   .34               .31               9.7
Book value                                                         20.81             19.33               7.7
Tangible book value                                                18.45             16.76              10.1
Common shares:
  Average outstanding for the period                               127.3             127.2                .1
  Outstanding at period end                                        127.6             127.3                .2
- ------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                              $ 294.3           $ 287.2               2.5 %
Provision for loan losses                                            9.8               6.0              62.6
Noninterest income                                                 162.0             154.0               5.2
Noninterest expense                                                310.5<F1>         285.8               8.6
Net income                                                          85.4              97.9             (12.8)
Net income before nonrecurring merger expenses                     105.1              97.9               7.3
- ------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                   $32,366.7         $31,110.1               4.0 %
Loans                                                           19,271.7          17,195.4              12.1
Securities                                                       9,324.7          10,136.3              (8.0)
Deposits                                                        23,652.7          23,857.6               (.9)
Long-term debt                                                     557.6             590.7              (5.6)
Stockholders' equity                                             2,655.2           2,460.2               7.9
- ------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Return on assets                                                    1.06%             1.28%
Return on assets before nonrecurring merger expenses                1.31              1.28
Return on equity                                                   13.14             15.92
Return on equity before nonrecurring merger expenses               16.17             15.92
Net interest margin                                                 4.29              4.40
Noninterest income/operating income                                 34.8              34.2
Efficiency ratio                                                    66.7              63.4
Efficiency ratio before nonrecurring merger expenses                61.3              63.4
Capital ratios:
  Equity to assets                                                  8.20              7.91
  Risk-based capital:
    Tier I capital                                                 10.87             10.85
    Total capital                                                  13.98             14.21
  Tier I leverage ratio                                             7.57              7.06
- ------------------------------------------------------------------------------------------------------------
Asset Quality
Nonperforming loans                                               $127.5            $162.0             (21.3)%
Nonperforming assets                                               189.4             276.0             (31.4)
Nonperforming loans to total loans                                   .66%              .94%
Nonperforming assets to total loans and foreclosed property          .98              1.59
Loan reserve to nonperforming loans                               298.21            234.39
Loan reserve to net loans                                           1.97              2.21
Net charge-offs to average loans                                     .13               .06
- ------------------------------------------------------------------------------------------------------------

<F1> Includes nonrecurring merger expenses of $25.5 million.

Acquisition Overview
        Over the last several years the Corporation has made numerous sizeable acquisitions establishing leading market positions in Missouri, New Mexico and Arkansas, and significant presences in southern Illinois, western Tennessee, Oklahoma, Iowa and Texas. In 1994 and through the period ended March 31, 1995, the Corporation completed six acquisitions in four states aggregating $4.0 billion in total assets. The acquisition program has three objectives: geographic diversification, growth in retail market share, and additional earnings generation capacity. The Corporation's geographic profile provides credit and economic risk diversification in that the Corporation is not significantly dependent on any major market. All of the Corporation's major markets are currently experiencing good economic conditions. The Corporation's operations currently span nine states, with banking services delivered from over 500 branch locations and approximately 515 off-premise ATM's. A summary of the acquisitions consummated in 1994 and 1995 follows.

Table 2: Acquisitions--1995 and 1994
                                                                                                                    Accounting
                                          Date    State             Assets           Price        Shares issued     method
- ------------------------------------------------------------------------------------------------------------------------------
Completed
Woodland Bancorporation, Inc.             3/94    Oklahoma    $ .1 billion    $ 12 million stock     .4 million     Pooling
Eagle Management and Trust Company        5/94    Texas                 --       3 million cash              --     Purchase
Dalhart Bancshares, Inc.                  1/95    Texas         .1 billion      23 million stock     .7 million     Pooling
National Mortgage Company                 1/95    Tennessee     .2 billion     153 million stock    5.0 million     Pooling
Worthen Banking Corporation               2/95    Arkansas     3.5 billion     595 million stock   17.1 million     Pooling
Salem Community Bancorp, Inc.             2/95    Illinois      .1 billion       8 million stock     .3 million     Purchase
- ------------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                      $4.0 billion
- ------------------------------------------------------------------------------------------------------------------------------

Pending at March 31, 1995
First National Bank in Pampa                      Texas       $ .2 billion    $ 42 million stock    1.4 million     Pooling
West Side Bancshares, Inc.<F1>                    Texas         .1 billion      18 million stock     .6 million     Purchase
- ------------------------------------------------------------------------------------------------------------------------------
  Total assets of pending transactions                        $ .3 billion
- ------------------------------------------------------------------------------------------------------------------------------

<F1> Completed on April 1, 1995.

Table 3: Asset Distribution

March 31, 1995 (dollars in billions)    Assets   % of total  Locations
- ----------------------------------------------------------------------
Missouri                                 $17.7         54.6%       172
Arkansas                                   4.3         12.9        152
New Mexico                                 3.3         10.2         66
Oklahoma                                   1.9          5.9         36
Texas                                      1.8          5.9         30
Iowa                                       1.2          3.7         33
Illinois                                   1.1          3.4         19
Tennessee                                   .9          2.8         15
Kansas                                      .2           .6          3
- ----------------------------------------------------------------------
Total                                    $32.4        100.0%       526
- ----------------------------------------------------------------------

Arkansas Acquisition
        On February 28, 1995, the Corporation acquired Worthen Banking Corporation (Worthen), headquartered in Little Rock, Arkansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement the Corporation exchanged one share of its common stock for each Worthen share, resulting in the issuance of approximately 17.1 million shares. Worthen is the second largest banking organization in Arkansas, with approximately $3.5 billion in assets, operating 112 retail banking offices throughout Arkansas and six offices in the Austin, Texas area. The acquisition of Worthen, subsequently renamed Boatmen's Arkansas, Inc., increased the Corporation's asset base in Arkansas to approximately $4.3 billion, making the Corporation the largest financial institution in Arkansas.

Mortgage Banking Acquisition
        On January 31, 1995, the Corporation acquired National Mortgage Company and certain affiliates (National Mortgage), headquartered in Memphis, Tennessee, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged approximately 5.0 million shares of its common stock for all of the stock of National Mortgage. At the date of announcement, the transaction had a value of approximately $153 million, which represented 1.2% of National Mortgage's mortgage servicing portfolio. National Mortgage is a full-service mortgage banking company which originates home loans through 8 company-operated offices as well as through a network of over 300 correspondents located in the southern and midwestern United States, and presently services mortgage loans totaling approximately $15.3 billion.
With the completion of this acquisition, the Corporation now ranks among the 30 largest mortgage servicers in the country.

Texas Acquisitions
        On April 1, 1995, the Corporation acquired West Side Bancshares, Inc. (West Side), a one bank holding company located in San Angelo, Texas, in a stock transaction accounted for as a purchase. The acquisition of West
Side, with assets of approximately $142 million, resulted in the issuance of approximately 600,000 shares of common stock with a transaction value of $18 million. Upon consummation, West Side was merged into the Corporation's Amarillo subsidiary. Goodwill arising from this acquisition totaled $6 million.
        On January 31, 1995, the Corporation acquired Dalhart Bancshares, Inc. (Dalhart), in a pooling transaction involving the issuance of approximately .7 million shares of Boatmen's common stock for all of the shares of Dalhart. Dalhart, with assets of approximately $140 million was merged with the Corporation's Amarillo subsidiary.
        On November 15, 1994, the Corporation announced a definitive agreement to acquire First National Bank in Pampa (Pampa) in a transaction to be accounted for as a pooling of interests. Under terms of the agreement, the Corporation will exchange approximately 1.35 million shares of common stock for all of the outstanding shares of Pampa, which has approximately $166 million in assets. This transaction, which is subject to Pampa shareholder approval, is expected to be completed in the second quarter of 1995.
        On May 6, 1994, the Corporation completed the acquisition of Eagle Management and Trust Company (Eagle), an investment advisory firm located in Houston, Texas. Eagle, with $1.4 billion in trust assets, is managed by the Corporation's trust subsidiary.

Illinois Acquisition
        On February 28, 1995, the Corporation acquired Salem Community Bancorp, Inc. (Salem) in a stock transaction accounted for as a purchase, valued at approximately $8 million. Salem has two locations with approximately $80 million in assets and will be merged into the Boatmen's Bank of South Central Illinois in the second quarter of 1995.

Oklahoma Acquisition
        On March 31, 1994, the Corporation acquired Woodland Bancorp, Inc. (Woodland), a retail banking organization with assets of approximately
$65 million, in a pooling transaction resulting in the issuance of .4 million shares of common stock. Woodland is located in Tulsa, Oklahoma and was merged into the Corporation's Oklahoma bank with total assets now approximating $1.6 billion providing services from 18 locations primarily within the Oklahoma City and Tulsa metropolitan areas.

Nonrecurring Merger Expenses
        The acquisitions of Worthen, National Mortgage and Dalhart necessitated recognition of pre-tax nonrecurring merger expenses totalling $25.5 million, consisting primarily of investment banking, legal, and other professional fees, severance and retention costs, obsolete equipment write-offs and estimated costs to close duplicate branches. The major components of the merger expenses are quantified in Table 4.

Table 4: Nonrecurring Merger Expenses

(in millions)
- ------------------------------------------------------------------------
Investment banking, legal, and other professional fees             $ 9.4
Equipment and software write-offs, and branch closings               6.3
Compensation costs                                                   4.6
Other                                                                5.2
- ------------------------------------------------------------------------
Total                                                              $25.5
- ------------------------------------------------------------------------

Earnings Overview
        Net income before the impact of nonrecurring merger expenses increased to $105.1 million, up 7.3% from the same period of last year, and net income per share, before such expenses, was $.83, an increase of 7.8%. The earnings growth reflected higher net interest income and noninterest income, as well as lower noninterest expense, offset in part by a higher provision for loan losses. Net income in the first quarter was reduced by after-tax merger expenses totalling $19.7 million or $.16 per share. Including merger expenses, net income for the first quarter of 1995 was $85.4 million or $.67 per share. Previously reported financial statements of prior periods have been restated to reflect the three pooling-of-interests acquisitions which were completed in the first quarter of 1995. Purchase acquisitions completed during the period had no material impact on results of operations.
        For the first quarter, the return on average assets before nonrecurring merger expenses was 1.31% and the return on equity was 16.17%, compared to 1.28% and 15.92%, respectively in the first quarter of 1994. Including merger expenses, the return on assets was 1.06% and the return on equity was 13.14%.
        Net interest income, on a fully-taxable equivalent basis, increased 2.3% over the first quarter of 1994 principally due to an increase in average earning assets, which was partially offset by a lower net interest margin. The net interest margin was 4.29%, a decrease of 11 basis points from the first quarter of last year, and was comparable to the fourth quarter 1994 margin of 4.30%.

        Noninterest income increased 5.2% over the first quarter of 1994 primarily due to growth in mortgage banking revenues and credit card fees which were partially offset by declines in trust fees and investment banking revenues. Noninterest income in the first quarter of 1995 also included a gain of $4.9 million from the sale of an ownership interest in a regional electronic funds transfer network.
        Noninterest expense before merger expenses totaled $285.0 million, a decrease of .3% from the first quarter of last year and a decline of 3.5% from the fourth quarter of 1994. These declines reflect initiatives to control operating costs. Including nonrecurring merger expenses, noninterest expense was $310.5 million.
        The provision for loan losses for the first quarter of 1995 was $9.8 million, up from $6.0 million for the first quarter of last year. For the first quarter, net loan charge-offs were $6.2 million, compared to $2.4 million in 1994. Net charge-offs as a percentage of average loans were .13% compared to .06% for the first quarter of last year and .15% for the full year 1994.
        Presented in Table 5 is an income statement analysis expressed on a per share basis for the quarter ended March 31, 1995, compared to the same period last year and the three months ended December 31, 1994. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis

                                                            1st Qtr. '95      1st Qtr. '95
Per share                                               vs. 1st Qtr. '94  vs. 4th Qtr. '94
- ------------------------------------------------------------------------------------------
Net income per share prior quarter                                  $.77              $.81
- ------------------------------------------------------------------------------------------
Net interest income                                                  .05              (.03)
Provision for loan losses                                           (.03)             (.04)
Noninterest income                                                   .06               .03
Noninterest expense (including nonrecurring merger expenses)        (.19)             (.12)
Income tax expense                                                   .01               .02
- ------------------------------------------------------------------------------------------
Net decrease                                                        (.10)             (.14)
- ------------------------------------------------------------------------------------------
Net income current period                                           $.67              $.67
- ------------------------------------------------------------------------------------------

Net Interest Income and Interest Rate Risk Management

Table 6: Summary of Net Interest Income

Three months ended March 31 (in millions)                           1995              1994          % change
- ------------------------------------------------------------------------------------------------------------
Average loans                                                  $18,890.9         $17,033.3              10.9 %
Average earning assets                                          28,707.0          27,315.2               5.1
Average core deposits                                           20,687.2          20,857.4               (.8)
Average purchased funds                                          5,962.0           4,498.6              32.5
Net interest income (FTE)                                          303.3             296.5               2.3
Net interest margin                                                 4.29%             4.40%
- ------------------------------------------------------------------------------------------------------------

        Measured on a fully-taxable equivalent basis, net interest income increased 2.3% over the first quarter of 1994. The higher level of net interest income resulted primarily from earning asset growth and was partially offset by an anticipated contraction in the net interest margin.
        Average earning assets increased 5.1% over the first quarter of last year primarily due to strong loan growth. Loans, the highest yielding earning asset, increased 10.9% over the first quarter of 1994 and as a percentage of average earning assets was 65.8% compared to 62.4% for the same period last year. Held to maturity and available for sale securities decreased 6.7%, and represented 32.0% of average earning assets, down from 36.1% for the first quarter of 1994. The decline in the securities portfolio reflects redeployment of proceeds from maturing securities to the loan portfolio.
        The net interest margin for the first quarter of 1995 was 4.29% compared to 4.40% for the same period last year but was comparable to the fourth quarter margin of 4.30%. The decline in the net interest margin from the first quarter of 1994 was primarily due to rising interest rates which restricted the net interest margin to some extent due to the Corporation's modest liability sensitive position. The average yield on earning assets increased 94 basis points from the first quarter of last year; however, the average rate paid on interest-bearing liabilities increased by 122 basis points. The higher funding costs in 1995 also reflect an increased use of purchased funds as loan growth exceeded deposit growth. Purchased funds, which represented the principal funding source for the loan growth, increased $1.5 billion or 32.5%. This increase reflects the issuance of medium-term bank notes by several of the Corporation's banking subsidiaries, which pay interest on a floating rate basis.
        Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure

(earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments, along with interest rate swaps. The assumptions used in the model are intentionally designed to be conservative in that the balance sheet is held static for the entire 12 month simulation horizon and, accordingly, the model is not intended to represent an income forecast. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is less than 4%, assuming a gradual 200 basis point increase in interest rates and no active management of the balance sheet components.
        An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities. If no other action is taken, the behavior of the core banking activities, which includes lending and deposit activities, results in an asset-sensitive position. Accordingly, to prudently manage the overall interest rate sensitivity position, the Corporation utilizes a combination of on- and off-balance sheet financial instruments to balance the interest rate sensitivity of the core balance sheet.
Interest rate swaps are an effective mechanism to manage this interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of the swap portfolio over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and is controlled and monitored within the overall context of the aforementioned asset/liability management policies.
        In 1995, $350 million of new swaps were added and $33 million matured such that at March 31, 1995, the notional value of the interest rate swaps totaled $2.6 billion. The most recent swaps were executed as a means to convert a portion of the Corporation's variable rate short-term bank notes to fixed rate instruments to extend the repricing sensitivity of these instruments. Interest rate swaps executed in prior years were undertaken to modify the interest rate sensitivity of subordinated debt as well as alter the interest rate sensitivity of the Corporation's prime-based loan portfolio. The Corporation's prime-based loan portfolio (approximately $5.8 billion) is the primary cause of the large asset sensitivity position of the core banking activity as it is primarily funded by deposit liabilities that are less sensitive to movements in market interest rates. As a means to alter the interest rate sensitivity of the prime based portfolio, the Corporation has used interest rate swaps to convert approximately $1.8 billion of prime-based loans to fixed rate instruments. Additionally, the Corporation used $250 million of interest rate swaps to alter the pricing basis on a small portion of the prime-based loan and bank note portfolios. The Corporation accessed the capital markets twice in recent years, resulting in the issuance of $200 million of fixed rate subordinated debt. The impact of adding long-term debt to the balance sheet resulted in increased asset sensitivity as proceeds were initially used to replace short-term borrowings. Accordingly, to reduce the impact on the Corporation's gap position, $200 million of interest rate swaps were executed to convert fixed rate debt to a floating rate instrument. Periodic correlation assessments are performed to ensure that the swap instruments are effectively modifying the interest rate characteristics of the respective balance sheet items.
The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index. The interest rate swap programs are consistent with management's objective of balancing the interest rate sensitivity of the core banking activities.
        As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. The average rate received at March 31, 1995 was 5.68% compared to an average rate paid of 6.56%, and the average remaining maturity of the total portfolio was less than two years. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent re-set date and will adjust with future movements in this index. Table 8 provides information related to weighted average rates paid and received, maturity profile, and fair values of the major swap programs in place at March 31, 1995 and March
31, 1994. The estimated fair value of the swap portfolio was a negative
$99.6 million at March 31, 1995, based on discounted cash flow models.
In that these swaps are valued using anticipated forward interest rates at quarter end, the estimated fair value is not necessarily indicative of the future net interest potential of the portfolio over its remaining life.

Table 7: Interest Rate Swap Portfolio Activity

(in millions)                         Receive Fixed         Pay Fixed       Basis Swaps              Total
- ----------------------------------------------------------------------------------------------------------
Notional amount, December 31, 1994           $2,000              $ 31              $250             $2,281
  Additions                                                       350                                  350
  Maturities                                    (14)                                (19)               (33)
- ----------------------------------------------------------------------------------------------------------
Notional amount, March 31, 1995              $1,986              $381              $231             $2,598
- ----------------------------------------------------------------------------------------------------------
Average remaining maturity (years)              1.6               1.2                .8                1.5
Weighted average rate received                 5.52%             6.35%             5.95%              5.68%
Weighted average rate paid                     6.49              7.00              6.46               6.56
- ----------------------------------------------------------------------------------------------------------

Table 8: Interest Rate Swap Portfolio

                                                       Weighted                            Estimated
                                                     Average Rate                  -------------------------
March 31, 1995              Notional           -------------------------           Maturity             Fair
(in millions)                 Amount           Receive               Pay             (years)           Value
- ------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed               $1,786              5.59%             6.50%               1.6           $(94.4)
  Basis swaps                    181              5.84              6.51                 .9              (.8)
- ------------------------------------------------------------------------------------------------------------
    Total                      1,967              5.61              6.50                1.6            (95.2)

Long-term debt swaps             200              4.87              6.46                1.2             (3.3)
Bank note liability swaps        350              6.34              6.84                1.2              (.3)
Other                             81              6.41              7.24                 .6              (.8)
- ------------------------------------------------------------------------------------------------------------
Total                         $2,598              5.68%             6.56%               1.5           $(99.6)
- ------------------------------------------------------------------------------------------------------------

                                                       Weighted                            Estimated
                                                     Average Rate                  -------------------------
March 31, 1994              Notional           -------------------------           Maturity             Fair
(in millions)                 Amount           Receive               Pay             (years)           Value
- ------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed               $2,100              5.52%             3.62%               2.0           $(59.1)
  Basis swaps                    200              4.32              3.39                 .8               .3
- ------------------------------------------------------------------------------------------------------------
    Total                      2,300              5.41              3.60                1.8            (58.8)

Long-term debt swaps             200              4.87              3.68                2.2             (1.6)
Other                             31              3.67              8.86                2.1             (2.1)
- ------------------------------------------------------------------------------------------------------------
Total                         $2,531              5.35%             3.67%               1.9           $(62.5)
- ------------------------------------------------------------------------------------------------------------

        The swap portfolio decreased net interest income by approximately $3.5 million in the first quarter of 1995, resulting in a 5 basis point reduction in the net interest margin. In the first quarter of 1994, the swap portfolio increased net interest income by $7.3 million, adding 11 basis points to the margin. The results from the simulation model indicate that in a rising rate environment the net interest contribution from the swap portfolio will lessen as the variable component resets upward. Based on interest rates at March 31, 1995, it is anticipated that the swap portfolio will reduce net interest income by approximately $17 million in 1995. However, it is anticipated that this will be offset by a higher contribution from core banking activities. The increased contribution from core banking activities will occur as variable rate assets, such as the hedged prime-based loans, reprice upward, coupled with an increased contribution from administered rate liabilities, which are less sensitive to rate movements.
        Approximately 76% of the portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately 2 years.
        Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
        While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. The notional amount of the customer swap portfolio at March 31, 1995 totaled approximately $305 million. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties.

Noninterest Income

Table 9: Summary of Noninterest Income

Three months ended March 31 (in millions)                           1995        1994    % change
- ------------------------------------------------------------------------------------------------
Trust fees                                                        $ 40.4      $ 41.5        (2.6)%
Service charges                                                     45.6        45.8         (.3)
Credit card                                                         11.9         9.7        22.6
Investment banking revenues                                          8.8         9.7        (9.7)
Mortgage banking operations                                         22.9        19.0        20.3
Securities gains, net                                                 --         2.6       (98.2)
Other                                                               32.4        25.7        25.7
- ------------------------------------------------------------------------------------------------
  Total noninterest income                                        $162.0      $154.0         5.2 %
- ------------------------------------------------------------------------------------------------
As % of operating income                                            34.8%       34.2%
- ------------------------------------------------------------------------------------------------
Revenue per full-time equivalent employee (in thousands)          $110.0      $102.8
- ------------------------------------------------------------------------------------------------


        Noninterest income increased 5.2% over the first quarter of 1994 primarily due to growth in mortgage banking revenues and credit card fees which were partially offset by declines in trust fees and investment banking revenues. Noninterest income in the first quarter of 1995 also included a gain of $4.9 million from the sale of an ownership interest in a regional electronic funds transfer network. Noninterest income in the first quarter of 1994 included securities gains of $2.6 million. Noninterest income as a percentage of operating revenues improved to 34.8% for the first quarter of 1995 from 34.2% for the same period of 1994.
        Trust fees decreased 2.6% from the first quarter of 1994 primarily due to narrower spreads on securities lending activity, coupled with an unusually large distribution fee recognized in the prior year period. Excluding this activity, trust fees increased approximately 5% and was led by growth in pension/institutional and personal trust business. The decline in securities lending revenues reflects narrower spreads primarily resulting from higher short-term market interest rates. Trust assets under management totaled $40.1 billion at March 31, 1995, compared to $35.2 billion at March 31, 1994, and $37.4 billion at December 31, 1994. In 1994, the Corporation's trust subsidiary waived a portion of its investment management fees on its short-term money market mutual fund to ensure the fund provided a competitive yield to investors. Additional yield maintenance and fund support may be undertaken if short-term interest rates rise rapidly or significant reductions in fund balances occur.
        Service charge income totaled $45.6 million in the first quarter of 1995 essentially unchanged from the same period last year. Service charges in the first quarter of 1995 included growth in retail fees which were offset by lower analysis fees on corporate customer accounts. The lower level of corporate analysis fees is primarily a function of corporate customers paying for services through deposit balance maintenance in lieu of fees. Investment banking revenues decreased 9.7% from the first quarter of 1994 primarily due to a reduction in the sales volume of various retail brokerage products as general market conditions have restricted growth. Foreign exchange income, another component of investment banking revenues, increased $.8 million or 73% over the first quarter of 1994.
        Credit card income totaled $11.9 million in the first quarter of 1995, an increase of 22.6%. This increase reflects growth in cardholder revenues, as well as increases in merchant-related fees due to new merchant business and higher retail sales volume. Income from mortgage banking operations increased $3.9 million or 20.3%, reflecting a $7.9 million gain from the sale of approximately $700 million of mortgage servicing which was offset, in part, by lower levels of mortgage loan originations and refinancings. The decline in loan originations reflects an industry-wide trend and is a function of the rising interest rate environment.
        Other noninterest income increased $6.7 million or 25.7% over the first quarter of 1994 primarily due to the aforementioned $4.9 million gain on the sale of an ownership interest in a regional electronic funds transfer network.

Noninterest Expense

Table 10: Summary of Noninterest Expense

Three months ended March 31 (in millions)                           1995        1994    % change
- ------------------------------------------------------------------------------------------------
Staff expense                                                     $147.9      $148.2         (.2)%
Occupancy                                                           20.3        20.6        (1.6)
Equipment                                                           23.4        22.0         6.2
FDIC insurance                                                      13.2        13.3         (.9)
Credit card                                                          3.4         3.5        (2.9)
Printing, postage, paper                                            11.8        11.9         (.8)
Intangible amortization                                              7.9         8.8       (10.3)
Professional fees                                                    4.9         7.2       (31.9)
Federal Reserve processing charges                                   2.6         2.7        (3.7)
Advertising                                                          7.5         6.8         9.9
Communications                                                       6.1         6.0         1.7
Other                                                               61.5        34.8        76.7
- ------------------------------------------------------------------------------------------------
  Total noninterest expense                                       $310.5      $285.8         8.6 %
- ------------------------------------------------------------------------------------------------

Efficiency ratio                                                    66.7%       63.4%
Efficiency ratio excluding nonrecurring merger expenses             61.3        63.4
Number of full-time equivalent employees                          16,828      17,562
- ------------------------------------------------------------------------------------------------

        Noninterest expense before nonrecurring merger expenses totaled $285.0 million, a decrease of .3% from the first quarter of last year and a decline of 3.5% from the fourth quarter of 1994. These declines are reflective of recent initiatives to reduce operating costs. Such initiatives include major back-office consolidations of deposit and consumer lending functions. Including merger expenses of $25.5 million, noninterest expense was $310.5 million. The efficiency ratio before merger expenses improved to 61.3% for the first quarter of 1995 compared to 63.4% for the same period of last year. Including merger expenses, the efficiency ratio in 1995 was 66.7%. Noninterest expense levels over the balance of the year are expected to benefit as potential cost savings stemming from the integration of operations at recently acquired companies are realized.

        Staff expense, which represents 48% of total noninterest expense, decreased .2% from the first quarter of 1994 as the number of full-time equivalent employees (FTE's) decreased from 17,562 at March 31, 1994 to 16,828 at March 31, 1995. Equipment expense increased 6.2% over the first quarter of 1994, primarily due to higher depreciation expense associated with investments in capital expenditures for upgraded computer systems and software. The higher level of advertising expense reflects increased promotional activity associated with retail initiatives. Goodwill and core deposit premium amortization totaled
$7.9 million for the first quarter of 1995, compared to $8.8 million in the prior year. This decline reflects lower levels of core deposit amortization. Other noninterest expense increased $26.7 million which is primarily attributable to the aforementioned nonrecurring merger expenses.

Taxes
        The Corporation's effective tax rate was 37.2% for the first quarter of 1995 compared to 34.4% for the same period of last year. The increase in the Corporation's effective tax rate resulted from nondeductible merger expenses associated with the pooling-of-interests acquisitions completed in the first quarter of 1995, and a continued decline in the amount of tax-exempt income as a percentage of operating income.
Excluding the impact of the nondeductible merger expenses, the effective tax rate was 34.9%. On a prospective basis, the effective tax rate should approximate the statutory rate, adjusted for normal operating items such as tax-exempt interest, goodwill amortization and other nondeductible expenses.

Provision For Loan Losses And Asset Quality

Table 11: Summary of Reserve for Loan Losses

March 31 (in millions)                                              1995                 1994
- ---------------------------------------------------------------------------------------------
Balance, beginning of year                                        $375.8               $375.3
- ---------------------------------------------------------------------------------------------
  Loans charged off                                                (15.3)               (16.3)
  Recoveries on loans previously charged off                         9.1                 13.9
- ---------------------------------------------------------------------------------------------
  Net charge-offs                                                   (6.2)                (2.4)
  Provision charged to expense                                       9.8                  6.0
  Reserves of acquired subsidiaries                                   .9                   .8
- ---------------------------------------------------------------------------------------------
Balance, end of period                                            $380.3               $379.7
- ---------------------------------------------------------------------------------------------
At end of period:
  Loan reserve as % of net loans                                    1.97%                2.21%
  Loan reserve as % of nonperforming loans                        298.21               234.39
Net charge-offs as % of average loans                                .13                  .06
- ---------------------------------------------------------------------------------------------

Table 12: Summary of Nonperforming Assets

(in millions)                                             March 31, 1995    December 31, 1994       March 31, 1994
- ------------------------------------------------------------------------------------------------------------------
Nonaccrual                                                        $105.8               $110.7               $137.5
Restructured                                                         6.7                  7.1                  7.1
Past due 90 days or more                                            15.0                 17.0                 17.4
- ------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                        127.5                134.8                162.0
- ------------------------------------------------------------------------------------------------------------------
Foreclosed property                                                 61.9                 62.3                114.0
- ------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                      $189.4               $197.1               $276.0
- ------------------------------------------------------------------------------------------------------------------
Nonperforming loans as % of total loans                              .66%                 .72%                 .94%
Nonperforming assets as % of total loans and foreclosed property     .98                 1.05                 1.59
Nonperforming assets as % of total assets                            .59                  .60                  .89
Loan reserve as % of nonperforming loans                          298.21               278.79               234.39
- ------------------------------------------------------------------------------------------------------------------

        The provision for loan losses totaled $9.8 million in the first quarter of 1995, an increase of 62.6% from the first quarter of last year when the provision totaled $6.0 million. The provision for loan losses was increased to maintain loan reserve coverage at acceptable levels during a period of continued strong loan growth.
        The reserve for loan losses represented 298% of nonperforming loans at March 31, 1995, compared to 279% at December 31, 1994, and 234% at
March 31, 1994. The reserve for loan losses as a percentage of net loans was 1.97% compared to 2.21% at March 31, 1994, and 2.02% at year-end 1994. Net loan charge-offs for the first quarter of 1995 totaled
$6.2 million, compared to $2.4 million for the same period of 1994 when net charge-offs included a $3.7 million recovery pertaining to one credit. Annualized net charge-offs as a percentage of average loans were .13% compared to .06% for the same period of last year and .15% for all of 1994. Nonperforming assets, which include nonperforming loans and foreclosed property, declined $86.6 million or 31.4% from March 31, 1994, and $7.7 million or 3.9% from year-end 1994. As a percent of total loans and foreclosed property, nonperforming assets declined to .98% compared to 1.59% at March 31, 1994, and 1.05% at December 31, 1994. The decline in nonperforming asset levels over the last several quarterly periods largely resulted from a stronger economy and the effectiveness of the Corporation's comprehensive loan administration and workout procedures. As a percentage of total assets, nonperforming assets were .59% at March 31, 1995, compared to .89% at March 31, 1994 and .60% at December 31, 1994. Nonperforming loans at March 31, 1995, declined to $127.5 million or .66% of total loans, compared to .72% at December 31, 1994, and .94% at March 31, 1994. Table 14 summarizes the nonperforming assets by major banking unit/ geographic location and illustrates the broad-based improvement achieved.
        As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans.
The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 13, criticized loans totaled $613.7 million or 3.18% of loans at March 31, 1995, a decline of $149.5 million from March 31, 1994, when criticized loans were 4.44%. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio.

Table 13: Loans Designated as Criticized Loans by Internal Risk Rating
System

                                                 Criticized Loans
- -----------------------------------------------------------------------------------------
(in millions)               Nonperforming              Performing                   Total
- -----------------------------------------------------------------------------------------
1994
March 31                           $162.0                  $601.2                  $763.2
June 30                             159.3                   565.3                   724.6
September 30                        166.1                   492.8                   658.9
December 31                         134.8                   498.4                   633.2
- -----------------------------------------------------------------------------------------

1995
March 31                           $127.5                  $486.2                  $613.7
- -----------------------------------------------------------------------------------------
As % of loans at March 31, 1995       .66%                   2.52%                   3.18%
- -----------------------------------------------------------------------------------------

Table 14: Nonperforming Assets by Banking Unit

(in millions)              March 31, 1995       December 31, 1994          March 31, 1994
- -----------------------------------------------------------------------------------------
Missouri                           $101.0                  $103.2                  $153.9
New Mexico                           30.7                    34.9                    46.6
Arkansas                             18.5                    18.1                    27.1
Oklahoma                             10.8                    11.1                    10.9
Texas                                 8.7                     8.2                     9.5
Iowa                                  5.0                     5.5                     6.9
Illinois                              5.4                     5.0                     7.8
Tennessee                             3.6                     5.0                     6.3
Kansas                                5.7                     6.1                     7.0
- -----------------------------------------------------------------------------------------
Total                              $189.4                  $197.1                  $276.0
- -----------------------------------------------------------------------------------------

        On January 1, 1995, the Corporation adopted Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require that certain impaired loans be measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The statements further require that specific reserves be established for any impaired loan for which the recorded investment exceeds the measured value of the loan. At March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 and SFAS 118 totaled $112.5 million and consisted of nonaccrual loans and restructured loans. Specific loan reserve allocations assigned to impaired loans were immaterial. Table 11 summarizes the activity in the reserve for loan losses. The Corporation's policy for income recognition was not impacted by adoption of SFAS 114 and SFAS 118 and such interest recognized during the period was immaterial. Interest income on nonaccrual loans is recognized only in the period in which payments are received, and such payments are applied to reduce principal when loans are unsecured or collateral values are deficient.

Segregated Assets
        As part of the regulatory-assisted acquisition of Missouri Bridge Bank, N.A. on April 23, 1993, the Corporation entered into a five-year loss-sharing arrangement with the FDIC with respect to approximately $950 million in multi-family residential, commercial real estate, construction, and commercial and industrial loans. During the five-year period, the FDIC will reimburse the Corporation for 80 percent of the first $92.0 million of net charge-offs on these loans, after which the FDIC will increase its reimbursement coverage to 95 percent of additional charge-offs. During this period, and for two years thereafter, the Corporation is obligated to pay the FDIC 80 percent of all recoveries on charged-off loans.
        The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same risk characteristics as nonaccrual loans and foreclosed properties. At March 31, 1995, segregated assets totaled $131.3 million, net of a $14.0 million credit valuation allowance, and are classified as other assets for reporting purposes. At March 31, 1995, segregated assets consisted of $37.3 million of commercial loans, $17.7 million of industrial revenue bond loans, $84.0 million of commercial real estate related loans and $6.3 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $286.2 million at March 31, 1995. Net charge-offs of $2.7 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the first quarter of 1995. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At March 31, 1995, $133.4 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $6.3 million represented foreclosed property, and the balance of $5.6 million were past due 90 days or more. The Corporation's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $3.5 million in the first quarter of 1995 and $3.3 million in the same period of 1994.
        A summary of activity regarding segregated assets is provided in Table 15.

Table 15: Segregated Assets

March 31, 1995 (in millions)                     Principal balance    Allowance for losses   Principal balance, net
- -------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                  $193.9                   $16.7                   $177.2
Charge-offs                                                  (16.5)                   (3.3)
Recoveries                                                                              .6
Net transfers                                                (25.4)
Payments on segregated assets                                 (6.7)
- -------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                     $145.3                   $14.0                   $131.3
- -------------------------------------------------------------------------------------------------------------------

Loan Portfolio

Table 16: Summary of Loan Portfolio

(in millions)                                       March 31, 1995       December 31, 1994           March 31, 1994
- -------------------------------------------------------------------------------------------------------------------
Commercial                                               $ 9,365.9               $ 8,744.9                $ 8,537.3
Real estate mortgage                                       3,661.9                 3,624.1                  3,516.3
Real estate construction                                     813.5                   868.2                    715.3
Consumer                                                   5,326.0                 5,295.5                  4,375.2
Lease financing                                              150.6                   136.8                     93.8
- -------------------------------------------------------------------------------------------------------------------
  Total domestic loans                                    19,317.9                18,669.5                 17,237.9
Foreign loans                                                 23.8                    19.1                     18.3
- -------------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income        19,341.7                18,688.6                 17,256.2
Less unearned income                                          70.0                    66.4                     60.8
- -------------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                    $19,271.7               $18,622.2                $17,195.4
- -------------------------------------------------------------------------------------------------------------------

Table 17: Composition of Loan Portfolio

                                                     March 31, 1995      December 31, 1994          March 31, 1994
- ------------------------------------------------------------------------------------------------------------------
                                                               % Of                   % Of                    % Of
                                                              Total                  Total                   Total
(in millions)                                    Amount       Loans     Amount       Loans      Amount       Loans
- ------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                      $ 3,661.9        18.9% $ 3,624.1        19.4%  $ 3,516.3        20.4%
  Land acquisition                                189.1         1.0      246.8         1.3       198.1         1.1
  Residential construction                        300.8         1.6      275.0         1.5       222.3         1.3
  Commercial construction                         323.6         1.7      346.4         1.9       294.9         1.7
  Commercial real estate                        3,061.5        15.8    2,990.5        16.0     2,878.8        16.7
  Mini-perms                                      100.9          .5       75.5          .4        88.7          .5
- ------------------------------------------------------------------------------------------------------------------
    Total real estate                           7,637.8        39.5    7,558.3        40.5     7,199.1        41.7
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers           1,050.7         5.4      816.2         4.4       793.4         4.6
Middle market commercial                        4,203.8        21.7    3,989.3        21.3     3,893.1        22.6
Bank stock loans                                  210.2         1.1      218.4         1.2       216.6         1.3
Agriculture                                       738.8         3.8      655.0         3.5       666.7         3.9
Consumer:
  Home equity                                     437.8         2.3      423.2         2.3       365.5         2.1
  Credit card                                     505.7         2.6      546.1         2.9       466.7         2.7
  Indirect installment                          2,760.5        14.3    2,711.5        14.5     2,123.5        12.3
  Installment                                   1,622.0         8.4    1,614.7         8.6     1,419.5         8.2
- ------------------------------------------------------------------------------------------------------------------
    Total consumer                              5,326.0        27.6    5,295.5        28.3     4,375.2        25.3
Lease financing                                   150.6          .8      136.8          .7        93.8          .5
Foreign                                            23.8          .1       19.1          .1        18.3          .1
- ------------------------------------------------------------------------------------------------------------------
    Total loans                               $19,341.7       100.0% $18,688.6       100.0%  $17,256.2       100.0%
- ------------------------------------------------------------------------------------------------------------------

        The majority of the Corporation's loans are made within its natural trade territory. The portfolio is highly diversified in that the Corporation's banking operations span a nine state area with over 500 branch locations. The Corporation's objective is to control credit risk through geographic diversification and adherence to stringent credit administration policies that limit industry concentrations and establish lending authority and borrower limits. The Corporation's geographic profile provides significant credit and economic risk diversification in that the Corporation is not solely dependent on any major market. All of the Corporation's major markets are currently experiencing good economic conditions and unemployment rates within these markets are in line with national averages. There are no concentrations of credit to any borrower or industry in excess of 5% of total loans, and the portfolio is well balanced between wholesale and consumer lending.

Table 18: Loan Portfolio Distribution

                                                     March 31, 1995      December 31, 1994          March 31, 1994
- ------------------------------------------------------------------------------------------------------------------
                                                               % Of                   % Of                    % Of
                                                              Total                  Total                   Total
(in millions)                                    Amount<F1>   Loans     Amount<F1>   Loans      Amount<F1>   Loans
- ------------------------------------------------------------------------------------------------------------------
Missouri                                      $10,545.9        54.7% $ 9,908.8        53.2%  $ 9,407.0        54.7%
Arkansas                                        2,472.9        12.8    2,451.6        13.2     2,098.4        12.2
New Mexico                                      1,446.0         7.5    1,430.2         7.7     1,335.0         7.8
Oklahoma                                        1,061.8         5.5    1,062.3         5.7       994.1         5.8
Texas                                             943.1         4.9      931.4         5.0       898.0         5.2
Iowa                                              741.3         3.9      729.3         3.9       659.1         3.8
Tennessee                                         767.9         4.0      754.8         4.1       644.1         3.7
Illinois                                          717.5         3.7      715.4         3.8       630.8         3.7
Kansas                                             89.9          .5      114.4          .6        84.8          .5
Credit card                                       485.4         2.5      524.0         2.8       444.1         2.6
- ------------------------------------------------------------------------------------------------------------------
   Total                                      $19,271.7       100.0% $18,622.2       100.0%  $17,195.4       100.0%
- ------------------------------------------------------------------------------------------------------------------

<F1> Net of unearned income.

        At March 31, 1995, loans totaled $19.3 billion, an increase of 12.1% over the same period of last year. Based on average balances, loans increased 10.9%, principally the result of loan growth within the consumer and middle-market commercial portfolios. The growth was led by an increase of 26.0% in consumer loans, coupled with an increase in commercial loans of 7.2%. Consumer loan growth was largely the result of increased indirect auto loans and credit card loans. The increase in commercial loans reflected middle-market loan growth, as well as increases in loans to Fortune 1,000 companies.
        At March 31, 1995, consumer loans represented approximately 27.6% of the total loan portfolio compared to 25.3% at March 31, 1994. As a percentage of total loans, middle-market commercial loans were 21.7%, compared to 22.6% at March 31, 1994. Commercial real estate and real estate construction loans represented 20.6% of total loans at March 31, 1995, compared to 21.3% at March 31, 1994. The balance of the real estate portfolio is comprised of 1-4 family residential loans which increased 4.1% from March 31, 1994, but as a percentage of the total portfolio were 18.9% at March 31, 1995 compared to 20.4% at March 31, 1994. The Corporation closely monitors the composition and quality of the real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a direct banking presence, and is widely diversified between residential construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately 30% of the commercial real estate portfolio is comprised of owner occupied properties for which the primary source of repayment is not entirely dependent on the real estate market. At March 31, 1995, the Corporation had unfunded commercial real estate and construction commitments totaling $387 billion. The amount of collateral, if any, obtained for other loans is based on general industry practice and the creditworthiness of the borrower.
        Table 16 displays the components of the loan portfolio under standard financial reporting definitions. Management also reviews the diversification of the portfolio using internally developed standards and definitions as summarized in Table 17.

Financial Position and Liquidity
        The basic financial structure of the Corporation's average and period-end balance sheet changed moderately from the first quarter of last year primarily due to loan growth and higher levels of purchased funds. At March 31, 1995, assets totaled $32.4 billion compared to $31.1 billion at March 31, 1994, and $32.7 billion at December 31, 1994.
        Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source, as these deposits represent a more stable, lower cost source of funds.
        The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets.
        Average core deposits totaled $20.7 billion for the first quarter of 1995, a decrease of $.2 billion or .8% from the same period last year. Core deposit growth in recent periods has been restricted, to some extent, by a shift in customer preference to other investment alternatives. In addition, the deposit base has been altered somewhat as customers have redirected balances from traditional lower-cost savings deposits to higher-rate money market deposit accounts. This is a reversal of the trend from recent years when the spreads between savings rates and rates on other retail deposits were at historical lows.
Average earning assets during this period increased approximately $1.4 billion or 5.1%; accordingly, the additional earning asset volume has been funded by higher levels of short-term purchased funds. Average core deposits supported 72.1% of earning assets for the first quarter of 1995 compared to 76.4% during the same period last year. Purchased funds, which increased approximately $1.5 billion from the prior year, supported 20.8% of average earning assets compared to 16.5% for the first quarter of last year. Purchased funds at March 31, 1995, included
$1.9 billion of short-term bank notes which were issued by several of the Corporation's banking subsidiaries in 1994 and 1995. The Corporation expects earning asset growth will continue to exceed core deposit growth in the near term resulting in a continued use of purchased funds at or slightly above the present levels.
        The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At March 31, 1995, the available for sale portfolio totaled $4.0 billion compared to $4.9 billion at March 31, 1994. The decline from the year ago period was primarily due to redeployment of proceeds from maturing securities to the loan portfolio. Given the current outlook for continued loan growth, the securities portfolio balances are expected to show year to year declines throughout 1995. These securities, comprised mainly of adjustable-rate mortgage-backed securities, U.S. Treasury securities, pass-through mortgage-backed securities, and short-term CMO's, may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At March 31, 1995, unrealized depreciation in the available for sale portfolio was approximately $63.5 million compared to $178.4 million at December 31, 1994. The market value appreciation from year end was primarily due to the decline in Treasury yields primarily within the 2 to 4 year maturity range. The Corporation's mortgage-backed securities portfolio totaled approximately $5.8 billion at March 31, 1995, of which approximately 90% represented government agency-backed issues, and the remainder of the portfolio was comprised of private-issue mortgage-backed securities with credit ratings of AA or better. As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.

        The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Parent Company's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 19. Approximately $38 million of the Corporation's long-term debt will mature in the second quarter of 1995. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock. There are no plans to issue securities pursuant to this filing in the near term. There were also no commitments for capital expenditures, at March 31, 1995, which would materially impact the Corporation's liquidity position.

Table 19: Agency Ratings

Agency Ratings                                            Moody's       Standard & Poor's       Thomson Bankwatch
- -----------------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                                     B
  6 3/4% Subordinated notes due 2003                           A3                      A-                       A
  7 5/8% Subordinated notes due 2004                           A3                      A-                       A
  8 5/8% Subordinated notes due 2003                           A3                      A-                       A
  9 1/4% Subordinated notes due 2001                           A3                      A-                       A
  6 1/4% Convertible subordinated debentures due 2011          A3                      A-                       A
  Commercial paper                                             P1                     A-1                   TBW-1
The Boatmen's National Bank of St. Louis:                                                                       B
  Long-term/short-term deposits and bank notes             Aa3/P1                  A+/A-1                   TBW-1
Boatmen's First National Bank of Kansas City:                                                                   B
  Long-term/short-term deposits and bank notes              A1/P1                  A+/A-1                   TBW-1
Multi-bank note program
  (6 Boatmen's subsidiary banks)                            A1/P1                  A+/A-1
- -----------------------------------------------------------------------------------------------------------------

Capital Structure

Table 20: Capital Structure

(in millions)                                      March 31, 1995       December 31, 1994          March 31, 1994
- -----------------------------------------------------------------------------------------------------------------
Long-term debt                                           $  557.6                $  592.0                $  590.7
Stockholders' equity                                      2,655.2                 2,533.4                 2,460.2
- -----------------------------------------------------------------------------------------------------------------
Total capitalization                                     $3,212.8                $3,125.4                $3,050.9
- -----------------------------------------------------------------------------------------------------------------
Tangible equity                                          $2,354.2                $2,224.3                $2,133.3
- -----------------------------------------------------------------------------------------------------------------

Ratios
- -----------------------------------------------------------------------------------------------------------------
Equity/assets                                                8.20%                   7.74%                   7.91%
Tangible equity/assets                                       7.34                    6.86                    6.93
Long-term debt as % of total capitalization                 17.36                   18.94                   19.36
Double leverage                                            107.94                  107.32                  107.82
Dividends paid
  (for the period, in thousands):
    Preferred                                            $    20                 $     80                $    20
    Common                                                35,547                  142,822                 34,776
Total dividends as % of net income                          41.7%                    35.3%                  35.5%
- -----------------------------------------------------------------------------------------------------------------

Table 21: Intangible Assets

(in millions)                                      March 31, 1995       December 31, 1994          March 31, 1994
- -----------------------------------------------------------------------------------------------------------------
Goodwill--Parent Company                                   $ 88.5                  $ 89.9                  $ 94.0
- -----------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                                  104.9                   103.1                   122.0
  Core deposit premium                                       70.6                    74.7                    67.7
  Credit card premium                                         2.8                     3.0                     3.6
  Purchased mortgage servicing rights                        34.2                    38.4                    39.6
- -----------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                      212.5                   219.2                   232.9
- -----------------------------------------------------------------------------------------------------------------
  Total intangible assets                                  $301.0                  $309.1                  $326.9
- -----------------------------------------------------------------------------------------------------------------

        The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. This strong capital position and overall financial strength provide a good base for future expansion when profitable investment opportunities arise. The cornerstone of the Corporation's capital structure is its common equity, totaling $2.7 billion or approximately 82.6% of total capitalization at March 31, 1995, an increase of 7.9% from March 31, 1994. The equity to asset ratio was 8.20% at March 31, 1995, compared to 7.91% at March 31, 1994, and 7.74% at December 31, 1994. The equity base has been strengthened in recent years through earnings retention, the conversion of debt to equity and the issuance of common stock through various employee and stockholder investment plans.
        An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 10.87% for Tier I and 13.98% for total capital substantially exceed the regulatory required minimums. At March 31, 1995, the Corporation's Tier I leverage ratio was 7.57%, well in excess of required minimums. At March 31, 1995, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.
        In the first quarter of 1995, the Corporation announced a common stock buy back program authorizing the repurchase of up to 5 million shares, or approximately 5% of the Corporation's shares outstanding. The repurchased shares will be used to meet periodic stock requirements of benefit plans and for other corporate purposes.

Table 22: Risk-Based Capital

(in millions)                                 March 31, 1995       December 31, 1994          March 31, 1994
- ------------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                             $ 2,655.2               $ 2,533.4               $ 2,460.2
  Unrealized net (appreciation) depreciation,
    available for sale securities                       40.9                   109.5                    (1.8)
- ------------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                        2,696.1                 2,642.9                 2,458.4
  Minority interest                                       .7                      .7                      .7
  Intangible assets:
    Goodwill                                          (193.4)                 (193.0)                 (216.0)
    Core deposit premium                               (70.6)                  (74.7)                  (67.7)
- ------------------------------------------------------------------------------------------------------------
  Total Tier I                                       2,432.8                 2,375.9                 2,175.4
- ------------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                    281.0                   275.2                   250.2
   Qualifying long-term debt                           415.0                   415.0                   425.0
- ------------------------------------------------------------------------------------------------------------
  Total Tier II                                        696.0                   690.2                   675.2
- ------------------------------------------------------------------------------------------------------------
  Total capital                                    $ 3,128.8               $ 3,066.1               $ 2,850.6
- ------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                               $22,377.4               $22,034.7               $20,057.0
- ------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier I                                               10.87%                  10.78%                  10.85%
- ------------------------------------------------------------------------------------------------------------
  Total                                                13.98%                  13.91%                  14.21%
- ------------------------------------------------------------------------------------------------------------
Tier I leverage ratio                                   7.57%                   7.30%                   7.06%
- ------------------------------------------------------------------------------------------------------------

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY EARNINGS TREND

                                                        1995                         1994
- ------------------------------------------------------------------------------------------------------------
(in thousands)                                         First      Fourth       Third      Second       First
- ------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                        $405,222    $387,017    $366,985    $353,139    $329,561
  Interest on short-term investments                     899         886         932       1,082         572
  Interest on Federal funds sold and securities
    purchased under resale agreements                  7,775       7,732       3,952       2,728       2,544
  Interest on held to maturity securities
    Taxable                                           64,308      62,509      62,323      58,900      48,634
    Tax-exempt                                        14,449      14,709      15,678      14,903      15,198
- ------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities     78,757      77,218      78,001      73,803      63,832
  Interest on available for sale securities           63,255      63,707      63,227      64,598      68,081
  Interest on trading securities                         421         378         381         926         840
- ------------------------------------------------------------------------------------------------------------
    Total interest income                            556,329     536,938     513,478     496,276     465,430

Interest expense:
  Interest on deposits                               183,669     167,562     152,647     144,746     140,723
  Interest on Federal funds purchased
    and other short-term borrowings                   65,354      57,361      49,884      40,522      25,477
  Interest on capital lease obligations                  970         993       1,000         997         993
  Interest on long-term debt                          12,015      12,197      12,052      11,468      11,008
- ------------------------------------------------------------------------------------------------------------
    Total interest expense                           262,008     238,113     215,583     197,733     178,201
- ------------------------------------------------------------------------------------------------------------
    Net interest income                              294,321     298,825     297,895     298,543     287,229
Provision for loan losses                              9,798       4,899       7,192       7,739       6,025
- ------------------------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses                      284,523     293,926     290,703     290,804     281,204
- ------------------------------------------------------------------------------------------------------------

Noninterest income:
  Trust fees                                          40,420      42,746      39,777      40,930      41,483
  Service charges                                     45,646      46,892      47,131      46,750      45,782
  Credit card                                         11,855      14,046      11,073       9,839       9,666
  Investment banking revenues                          8,790       8,795       8,660      10,584       9,729
  Mortgage banking operations                         22,904      15,418      13,509      12,723      19,045
  Securities gains, net                                   47       1,411       1,533         702       2,554
  Other                                               32,372      28,690      27,736      31,845      25,746
- ------------------------------------------------------------------------------------------------------------
    Total noninterest income                         162,034     157,998     149,419     153,373     154,005
- ------------------------------------------------------------------------------------------------------------

Noninterest expense:
  Staff                                              147,912     145,761     146,426     148,797     148,187
  Net occupancy                                       20,279      20,521      21,130      20,538      20,602
  Equipment                                           23,355      23,642      24,095      23,560      21,986
  FDIC insurance                                      13,163      13,033      13,031      13,271      13,279
  Intangible amortization                              7,883       8,716       8,842       8,808       8,786
  Advertising                                          7,481      10,339       8,440       7,835       6,810
  Other                                               90,475      73,361      63,616      64,215      66,189
- ------------------------------------------------------------------------------------------------------------
    Total noninterest expense                        310,548     295,373     285,580     287,024     285,839
- ------------------------------------------------------------------------------------------------------------
  Income before income tax expense                   136,009     156,551     154,542     157,153     149,370
Income tax expense                                    50,635      52,666      53,264      54,903      51,450
- ------------------------------------------------------------------------------------------------------------
  Net income                                        $ 85,374    $103,885    $101,278    $102,250    $ 97,920
- ------------------------------------------------------------------------------------------------------------
  Net income per share                                  $.67        $.81        $.80        $.80        $.77
- ------------------------------------------------------------------------------------------------------------
  Dividends declared per share                          $.34        $.34        $.34        $.31        $.31
- ------------------------------------------------------------------------------------------------------------

Returns:
  Return on assets                                      1.06%       1.30%       1.29%       1.30%       1.28%
  Return on equity                                     13.14       16.38       16.11       16.53       15.92
- ------------------------------------------------------------------------------------------------------------

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

Average balances (in millions)                 1995                                              1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                           First Quarter                    Fourth Quarter                    Third Quarter
- ----------------------------------------------------------------------------------------------------------------------------------
                                              Income/   Yields/                 Income/   Yields/                 Income/  Yields/
Assets                            Balance     Expense     Rates     Balance     Expense     Rates     Balance     Expense    Rates
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income   $18,890.9      $407.1      8.74%  $18,368.6      $389.2      8.41%  $17,957.9      $368.5     8.14%
Short-term investments               65.4          .9      5.57        68.6          .9      5.13        83.8          .9     4.41
Federal funds sold and
  securities purchased
  under resale agreements           526.5         7.8      5.99       573.8         7.7      5.35       329.7         4.0     4.76
Held to maturity securities:
  Taxable                         4,351.8        64.3      5.99     4,353.1        62.5      5.70     4,385.0        62.3     5.64
  Tax-exempt                        846.2        21.5     10.30       897.5        21.8      9.62       891.7        23.5    10.44
- ----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity
    securities                    5,198.0        85.8      6.69     5,250.6        84.3      6.37     5,276.7        85.8     6.45
Available for sale securities     3,998.3        63.3      6.42     4,170.6        63.8      6.07     4,453.8        63.3     5.64
Trading securities                   27.9          .4      6.40        26.1          .4      6.29        28.4          .4     5.56
- ----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets           28,707.0       565.3      7.99    28,458.3       546.3      7.62    28,130.3       522.9     7.37
Less reserve for loan losses       (379.1)                           (382.5)                           (382.5)
Cash and due from banks           1,867.9                           1,898.0                           1,868.3
All other assets                  1,920.6                           1,871.1                           1,842.2
- ----------------------------------------------------------------------------------------------------------------------------------
  Total assets                  $32,116.4                         $31,844.9                         $31,458.3
- ----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits
  and interest-bearing
  transaction accounts          $10,045.3      $ 74.3      3.00%  $10,014.0      $ 67.8      2.68%  $10,001.9      $ 62.3     2.47%
Time deposits                     8,944.6       109.3      4.96     8,752.6        99.8      4.52     8,518.4        90.3     4.21
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                     18,989.9       183.6      3.92    18,766.6       167.6      3.54    18,520.3       152.6     3.27
Federal funds purchased and
  other short-term borrowings     4,544.7        65.4      5.83     4,475.3        57.3      5.09     4,445.4        49.9     4.45
Capital lease obligations            39.9         1.0      9.85        40.2         1.0      9.79        40.5         1.0     9.80
Long-term debt                      568.2        12.0      8.58       598.2        12.2      8.09       592.0        12.1     8.08
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                  24,142.7       262.0      4.40    23,880.3       238.1      3.96    23,598.2       215.6     3.62
Demand deposits                   4,982.5                           5,063.4                           5,025.1
All other liabilities               391.1                             363.1                             318.7
- ----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities              29,516.3                          29,306.8                          28,942.0
Redeemable preferred stock            1.1                               1.2                               1.1
Total stockholders' equity        2,599.0                           2,536.9                           2,515.2
- ----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity        $32,116.4                         $31,844.9                         $31,458.3
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.59%                             3.66%                            3.75%
Effect of noninterest-bearing
  funds                                                    0.70                              0.64                             0.58
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                            $303.3      4.29%                 $308.2      4.30%                 $307.3     4.33%
- ----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans are included
in average balances and interest
payments on such loans are
recognized as income on a cash
basis when appropriate.
Interest income and yields are
presented on a fully-taxable
equivalent basis using the
Federal statutory income tax
rate, net of nondeductible
interest expense. Such
adjustments by earning asset
category are as follows:
  Loans                                          $1.9                              $2.2                              $1.5
  Held to maturity securities                     7.0                               7.1                               7.8
  Available for sale securities                    .1                                .1                                .1
- ----------------------------------------------------------------------------------------------------------------------------------
    Total                                        $9.0                              $9.4                              $9.4
- ----------------------------------------------------------------------------------------------------------------------------------

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

Average balances (in millions)                                        1994
- ------------------------------------------------------------------------------------------------------------
                                                 Second Quarter                       First Quarter
- ------------------------------------------------------------------------------------------------------------
                                                     Income/     Yields/                 Income/     Yields/
Assets                                   Balance     Expense       Rates     Balance     Expense       Rates
- ------------------------------------------------------------------------------------------------------------
Loans, net of unearned income          $17,561.1      $354.8        8.10%  $17,033.3      $331.1        7.88%
Short-term investments                     110.0         1.1        3.95        61.0          .6        3.80
Federal funds sold and
  securities purchased
  under resale agreements                  259.6         2.7        4.22       290.2         2.5        3.56
Held to maturity securities:
  Taxable                                4,385.4        58.9        5.39     4,056.7        48.6        4.86
  Tax-exempt                               904.8        22.3        9.88       923.9        22.8       10.01
- ------------------------------------------------------------------------------------------------------------
  Total held to maturity
    securities                           5,290.2        81.2        6.16     4,980.6        71.4        5.82
Available for sale securities            4,762.3        64.7        5.45     4,880.6        68.2        5.66
Trading securities                          64.2          .9        6.04        69.5          .9        5.01
- ------------------------------------------------------------------------------------------------------------
  Total earning assets                  28,047.4       505.4        7.23    27,315.2       474.7        7.05
Less reserve for loan losses              (383.2)                             (380.5)
Cash and due from banks                  1,845.0                             1,809.9
All other assets                         1,851.6                             1,852.4
- ------------------------------------------------------------------------------------------------------------
  Total assets                         $31,360.8                           $30,597.0
- ------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------
Retail savings deposits
  and interest-bearing
  transaction accounts                 $10,106.6      $ 59.3        2.35%  $10,160.5      $ 56.5        2.25%
Time deposits                            8,522.5        85.4        4.02     8,519.1        84.2        4.01
- ------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                            18,629.1       144.7        3.12    18,679.6       140.7        3.06
Federal funds purchased and
  other short-term borrowings            4,239.3        40.5        3.83     3,446.8        25.5        3.00
Capital lease obligations                   40.8         1.0        9.81        41.0         1.0        9.81
Long-term debt                             587.9        11.5        7.82       588.2        11.0        7.59
- ------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                         23,497.1       197.7        3.38    22,755.6       178.2        3.18
Demand deposits                          5,093.0                             5,039.6
All other liabilities                      295.9                               340.4
- ------------------------------------------------------------------------------------------------------------
  Total liabilities                     28,886.0                            28,135.6
Redeemable preferred stock                   1.2                                 1.2
Total stockholders' equity               2,473.6                             2,460.2
- ------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity               $31,360.8                           $30,597.0
- ------------------------------------------------------------------------------------------------------------
Interest rate spread                                                3.85%                               3.87%
Effect of noninterest-bearing
   funds                                                            0.55                                0.53
- ------------------------------------------------------------------------------------------------------------
Net interest margin                                   $307.7        4.40%                 $296.5        4.40%
- ------------------------------------------------------------------------------------------------------------
Nonaccrual loans are included
in average balances and interest
payments on such loans are
recognized as income on a cash
basis when appropriate.
Interest income and yields are
presented on a fully-taxable
equivalent basis using the
Federal statutory income tax
rate, net of nondeductible
interest expense. Such
adjustments by earning asset
category are as follows:
  Loans                                                 $1.7                                $1.6
  Held to maturity securities                            7.4                                 7.6
  Available for sale securities                           .1                                  .1
- ------------------------------------------------------------------------------------------------------------
    Total                                               $9.2                                $9.3
- ------------------------------------------------------------------------------------------------------------

                      PART II. OTHER INFORMATION
                      --------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        27.   Boatmen's Bancshares, Inc. Financial Data
              Schedule for the Period Ended March 31, 1995.

(b) Registrant filed current reports on Forms 8-K dated January 20, 1995, and March 14, 1995, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.


                              SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            BOATMEN'S BANCSHARES, INC.
                                   --------------------------------------------
                                                   (Registrant)


Date:   May 8, 1995                            /s/ JAMES W. KIENKER
        -----------                --------------------------------------------
                                   James W. Kienker, Executive Vice President
                                   and Chief Financial Officer
                                   (On behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)