Form 10-Q
period 1995-06-30
BOATMENS BANCSHARES INC /MO
filed 1995-08-11
CIK 40454

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

       ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1995

                                     OR

       (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ---------- to---------

Commission File number: 1-3750


                          BOATMEN'S BANCSHARES, INC.
- ------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

             Missouri                              43-0672260
- ------------------------------------------------------------------------------
  (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri          63101
- ------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

                                 3l4-466-6000
- ------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No -----
    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of Shares Outstanding
     Class of Common Stock                       as of July 31, 1995
- ------------------------------------------------------------------------------
         $1 Par Value                                129,268,997

                                   INDEX


                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                                                                     PAGE NO.
Item 1 - Financial Statements                                           3

         Consolidated Balance Sheet
         June 30, 1995 and 1994 and December 31, 1994                   4

         Consolidated Statement of Income
         Three months and six months ended June 30, 1995 and 1994       5

         Consolidated Statement of Changes in Stockholders' Equity
         Six months ended June 30, 1995 and 1994                        6

         Consolidated Statement of Cash Flows
         Six months ended June 30, 1995 and 1994                        7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     8-26


                        PART II - OTHER INFORMATION
                        ---------------------------
Item 1 - Legal Proceedings                                             None

Item 2 - Changes in Securities                                         None

Item 3 - Defaults Upon Senior Securities                               None

Item 4 - Submission of Matters to a Vote of Security Holders            27

Item 5 - Other Information                                             None

Item 6 - Exhibits and Reports on Form 8-K                               27

SIGNATURE                                                               27



                    PART I. FINANCIAL INFORMATION
                    -----------------------------


ITEM 1. - FINANCIAL STATEMENTS


     The consolidated financial statements for the three months and six months ended June 30, 1995 and 1994 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET


(dollars in thousands)                                         June 30, 1995  June 30, 1994  December 31, 1994
- --------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                          $ 1,903,375    $ 1,822,906        $ 2,119,579
Short-term investments                                                51,470         79,809             44,717
Securities:
  Held to maturity                                                 5,164,908      5,262,955          5,216,968
  Available for sale                                               3,984,903      4,749,979          4,172,964
  Trading                                                             27,565         25,026             31,674
Federal funds sold and securities purchased
  under resale agreements                                            732,539        442,815          1,111,720
Loans, net of unearned income                                     19,921,345     17,736,523         18,655,511
  Less reserve for loan losses                                       385,104        379,849            376,618
- --------------------------------------------------------------------------------------------------------------
  Loans, net                                                      19,536,241     17,356,674         18,278,893
- --------------------------------------------------------------------------------------------------------------
Property and equipment                                               640,924        629,769            637,500
Other assets                                                       1,366,015      1,202,410          1,264,015
- --------------------------------------------------------------------------------------------------------------
  Total assets                                                   $33,407,940    $31,572,343        $32,878,030
==============================================================================================================

Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                                  $ 5,256,042    $ 4,966,635        $ 5,256,494
Retail savings deposits and interest-bearing
  transaction accounts                                            10,113,608      9,974,491         10,142,719
Time deposits                                                      9,047,287      8,530,532          9,984,860
- --------------------------------------------------------------------------------------------------------------
  Total deposits                                                  24,416,937     23,471,658         25,384,073
- --------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                                      2,256,025      3,406,471          2,053,609
Short-term borrowings                                              2,822,558      1,245,329          1,903,182
Capital lease obligations                                             39,523         40,641             40,098
Long-term debt                                                       522,215        585,757            592,041
Other liabilities                                                    567,220        302,394            342,512
- --------------------------------------------------------------------------------------------------------------
  Total liabilities                                               30,624,478     29,052,250         30,315,515
- --------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                             1,132          1,142              1,142
- --------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock ($1 par value;
 200,000,000 shares authorized)                                      129,830        128,752            128,873
Surplus                                                              987,673        963,686            964,900
Retained earnings                                                  1,698,469      1,465,539          1,593,911
Treasury stock (714,980 and 508,698 shares at
 cost, respectively)                                                 (23,194)                          (14,516)
Unrealized net appreciation (depreciation),
  available for sale securities                                      (10,448)       (39,026)          (111,795)
- --------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                       2,782,330      2,518,951          2,561,373
- --------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                     $33,407,940    $31,572,343        $32,878,030
==============================================================================================================
Held to maturity securities, market value                        $ 5,166,460    $ 5,163,862        $ 4,965,930
Available for sale securities, amortized cost                      4,002,123      4,813,173          4,354,715
Common stock, shares outstanding                                 129,115,302    128,751,665        128,364,624
==============================================================================================================


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

                                                             Second quarter ended June 30   Six months ended June 30
- --------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        1995           1994           1995        1994
- --------------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                      $430,829       $353,870       $836,791    $684,068
  Interest on short-term investments                                   983          1,082          1,882       1,654
  Interest on Federal funds sold and securities purchased
    under resale agreements                                          7,539          2,760         15,385       5,340
  Interest on held to maturity securities
    Taxable                                                         66,317         58,900        131,109     107,534
    Tax-exempt                                                      13,903         14,903         27,868      30,101
- --------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                   80,220         73,803        158,977     137,635
  Interest on available for sale securities                         64,731         66,335        129,584     136,182
  Interest on trading securities                                       338            926            759       1,766
- --------------------------------------------------------------------------------------------------------------------
    Total interest income                                          584,640        498,776      1,143,378     966,645
- --------------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                             200,577        145,692        385,328     287,356
  Interest on Federal funds purchased and other
    short-term borrowings                                           70,335         40,522        135,689      65,999
  Interest on capital lease obligations                                970            997          1,940       1,990
  Interest on long-term debt                                        11,492         11,468         23,507      22,476
- --------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         283,374        198,679        546,464     377,821
- --------------------------------------------------------------------------------------------------------------------
    Net interest income                                            301,266        300,097        596,914     588,824
Provision for loan losses                                            9,171          7,740         18,881      13,586
- --------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses            292,095        292,357        578,033     575,238
- --------------------------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                        46,345         40,930         86,765      82,413
  Service charges                                                   47,595         46,811         93,294      92,651
  Credit card                                                       11,728          9,841         23,584      19,507
  Investment banking revenues                                        8,880         10,584         17,670      20,313
  Mortgage banking operations                                       16,291         12,723         39,195      31,768
  Securities gains, net                                              2,815            702          2,861       3,256
  Other                                                             31,887         31,863         64,284      57,655
- --------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                       165,541        153,454        327,653     307,563
- --------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                            146,654        149,092        294,913     297,584
  Net occupancy                                                     19,277         20,580         39,587      41,225
  Equipment                                                         23,483         23,579         46,855      45,597
  FDIC insurance                                                    13,310         13,271         26,626      26,719
  Intangible amortization                                            8,052          8,808         15,935      17,594
  Advertising                                                        8,674          7,849         16,170      14,670
  Other                                                             73,876         64,407        164,623     130,754
- --------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      293,326        287,586        604,709     574,143
- --------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                                 164,310        158,225        300,977     308,658
Income tax expense                                                  55,613         55,244        106,471     107,054
- --------------------------------------------------------------------------------------------------------------------
  Net income                                                      $108,697       $102,981       $194,506    $201,604
====================================================================================================================
  Net income per share                                                $.84           $.80          $1.51       $1.57
====================================================================================================================
  Dividends declared per share                                        $.34           $.31          $ .68       $ .62
====================================================================================================================
Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on
preferred stock. For the six months, average shares outstanding were
128,965,194 in 1995 and 128,641,529 in 1994. Preferred dividends declared totaled $40 in both 1995 and 1994.


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Unrealized Net
                                                                                                     Appreciation,
                                       Common Stock                              Treasury Stock     (Depreciation)
                                   --------------------               Retained  -----------------    Available for
(in thousands)                       Shares     Amount     Surplus    Earnings  Shares     Amount  Sale Securities       Total
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994            128,127   $128,127    $955,324  $1,334,244     --         --          $ 42,252  $2,459,947
Net income                               --         --          --     201,604     --         --                --     201,604
Cash dividends declared:
  Common ($.62 per share)                --         --          --     (64,760)    --         --                --     (64,760)
  Redeemable preferred                   --         --          --         (40)    --         --                --         (40)
  By pooled company prior
    to merger--common                    --         --          --      (5,509)    --         --                --      (5,509)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                  203        203       2,581          --     --         --                --       2,784
Common stock issued upon
  acquisition of subsidiary             411        411       5,700          --     --         --                --       6,111
Adjustment for treasury stock
  activity--pooled company               (3)        (3)        (98)         --     --         --                --        (101)
Common stock issued upon
  conversion of convertible
  subordinated debentures                14         14         205          --     --         --                --         219
Adjustment of available for sale
  securities to market value             --         --          --          --     --         --           (81,278)    (81,278)
Other, net                               --         --         (26)         --     --         --                --         (26)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994              128,752    128,752     963,686   1,465,539     --         --           (39,026)  2,518,951
===============================================================================================================================
BALANCE, JANUARY 1, 1995            128,873    128,873     964,900   1,593,911   (509)   (14,516)         (111,795)  2,561,373
Net income                               --         --          --     194,506     --         --                --     194,506
Cash dividends declared:
  Common ($.68 per share)                --         --          --     (87,342)    --         --                --     (87,342)
  Redeemable preferred                   --         --          --         (40)    --         --                --         (40)
  By pooled company prior
    to merger--common                    --         --          --      (2,565)    --         --                --      (2,565)
Acquisition of Treasury stock            --          -          --          --   (800)   (25,827)               --     (25,827)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                  374        374       5,809          --    305      9,141                --      15,324
Common stock issued upon purchase
  acquisition of subsidiaries           578        578      16,889          --    289      8,008                --      25,475
Common stock issued upon conversion
  of convertible subordinated
  debentures                              5          5          81          --     --         --                --          86
Adjustment of available for sale
   securities to market value            --         --          --          --     --         --           101,347     101,347
Other, net                               --         --          (6)         (1)    --         --                --          (7)
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995              129,830   $129,830    $987,673  $1,698,469   (715)  $(23,194)         $(10,448) $2,782,330
===============================================================================================================================


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30 (in thousands)                                                        1995           1994
- ------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                $  329,604    $   375,993

Investing Activities:
  Net decrease in Federal funds sold and securities purchased under resale agreements       380,856         56,040
  Net increase in loans                                                                  (1,210,918)      (740,829)
  Proceeds from the sales of foreclosed property                                             11,151         24,190
  Proceeds from the maturity of held to maturity securities                                 349,175        617,202
  Purchases of held to maturity securities                                                 (277,653)    (1,292,701)
  Proceeds from the maturity of available for sale securities                               428,689        948,067
  Proceeds from the sales of available for sale securities                                  114,584         53,499
  Purchases of available for sale securities                                               (160,863)      (338,007)
  Net increase in short-term investments                                                     (6,753)       (53,798)
  Net increase in property and equipment                                                    (39,886)       (65,271)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                       (411,618)      (791,608)
==================================================================================================================

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                                             202,416      1,282,469
  Net decrease in deposits                                                               (1,095,971)      (823,605)
  Net increase in short-term borrowings                                                     919,151         76,458
  Payments on long-term debt                                                                (69,736)        (6,021)
  Proceeds from the issuance of long-term debt                                                              28,850
  Payments on capital lease obligations                                                        (575)          (534)
  Cash dividends paid                                                                       (78,962)       (70,073)
  Acquisition of treasury stock                                                             (25,827)
  Common stock issued pursuant to various employee and
    shareholder stock issuance plans                                                         15,324          2,784
  Decrease in redeemable preferred stock                                                        (10)           (13)
- ------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                       (134,190)       490,315
- ------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                                             (216,204)        74,700
Cash and due from banks at beginning of year                                              2,119,579      1,748,206
- ------------------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30                                                       $1,903,375     $1,822,906
==================================================================================================================

For the six months ended June 30, 1995 and 1994, interest paid totaled $266 million and $371 million, respectively, and income taxes paid totaled $94 million and $112 million. Additional common stock was issued upon the conversion of $90 thousand of the Corporation's convertible debt for the six months ended June 30, 1995, and $228 thousand for the same period a year ago. Loans transferred to foreclosed property totaled $5.4 million in 1995, and $12.6 million in 1994. In 1995, assets and liabilities of purchased subsidiaries at dates of acquisition included investment securities of $57 million, loans of $74 million, other assets of $36 million, deposits of $129 million and other liabilities of $1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1: Summary of Selected Financial Information
                                                         Quarter ended June 30           Six months ended June 30
- ------------------------------------------------------------------------------------------------------------------
(in millions except per share data)                     1995      1994 % change          1995        1994 % change
==================================================================================================================
Share Data
Net income                                              $.84      $.80      5.0%       $ 1.51      $ 1.57    (3.8)%
Net income before nonrecurring merger expenses                                           1.67        1.57     6.4
Dividends declared                                       .34       .31      9.7           .68         .62     9.7
Book value                                                                              21.55       19.56    10.1
Tangible book value                                                                     19.05       17.08    11.5
Common shares:
  Average outstanding for the period                                                    129.0       128.6      .3
  Outstanding at period end                                                             129.1       128.8      .3
- ------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                   $301.3    $300.1       .4%       $596.9      $588.8     1.4%
Provision for loan losses                                9.2       7.7     18.5          18.9        13.6    39.0
Noninterest income                                     165.5     153.5      7.9         327.7       307.6     6.5
Noninterest expense                                    293.3     287.6      2.0         604.7<F1>   574.1     5.3
Net income                                             108.7     103.0      5.6         194.5       201.6    (3.5)
Net income before nonrecurring merger expenses                                          214.5       201.6     6.4
- ------------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                                        $33,407.9   $31,572.3     5.8%
Loans                                                                                19,921.3    17,736.5    12.3
Securities                                                                            9,149.8    10,012.9    (8.6)
Deposits                                                                             24,416.9    23,471.7     4.0
Long-term debt                                                                          522.2       585.8   (10.8)
Stockholders' equity                                                                  2,782.3     2,519.0    10.5
- ------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Return on assets                                        1.33%     1.31%                  1.20%       1.29%
Return on assets before nonrecurring merger expenses                                     1.32        1.29
Return on equity                                       15.85     16.45                  14.48       16.15
Return on equity before nonrecurring merger expenses                                    15.98       16.15
Net interest margin                                     4.22      4.40                   4.25        4.40
Noninterest income/operating income                     34.8      33.2                   34.8        33.6
Efficiency ratio                                        61.7      62.2                   64.2        62.8
Efficiency ratio before nonrecurring merger expenses                                     61.4        62.8
Capital ratios:
  Equity to assets                                                                       8.33        7.98
  Risk-based capital:
    Tier I capital                                                                      10.87       10.94
    Total capital                                                                       13.90       14.23
  Tier I leverage ratio                                                                  7.63        7.28
- ------------------------------------------------------------------------------------------------------------------
Asset Quality
Nonperforming loans                                                                   $ 132.2     $ 159.3   (17.0)%
Nonperforming assets                                                                    190.8       269.0   (29.1)
Nonperforming loans to total loans                                                        .66%        .90%
Nonperforming assets to total loans and foreclosed
 property                                                                                 .95        1.50
Loan reserve to nonperforming loans                                                    291.36      238.41
Loan reserve to net loans                                                                1.93        2.14
Net charge-offs to average loans                                                          .13         .13
==================================================================================================================

<F1>Includes nonrecurring merger expenses of $26 million.


ACQUISITION OVERVIEW
     Over the last several years the Corporation has made numerous acquisitions establishing significant market positions in Missouri, Arkansas and New Mexico, and significant presences in southern Illinois, western Tennessee, Oklahoma and northern Texas. The acquisition program has three objectives: geographic diversification, growth in retail market share, and additional earnings generation capacity. The Corporation's geographic profile provides significant credit and economic risk diversification in that the Corporation is not significantly dependent on any major market. All of the Corporation's major markets are currently experiencing favorable economic conditions. In 1994 and through the six months of 1995, the Corporation completed eight acquisitions in five states aggregating $4.3 billion in total assets. The Corporation's operations currently span nine states, with services delivered from over 500 branch locations and approximately 540 off-premise ATM's. A summary of the acquisitions consummated in 1994 and 1995 follows.

Table 2: Acquisitions--1995 and 1994
                                                                                                                   Accounting
                                          Date    State            Assets          Price         Shares issued     method
- -------------------------------------------------------------------------------------------------------------------------------
Completed
Woodland Bancorporation, Inc.             3/94    Oklahoma   $ .1 billion   $ 12 million stock      .4 million     Pooling
Eagle Management and Trust Company        5/94    Texas                --      3 million cash               --     Purchase
Dalhart Bancshares, Inc.                  1/95    Texas        .1 billion     23 million stock      .7 million     Pooling
National Mortgage Company                 1/95    Tennessee    .2 billion    153 million stock     5.0 million     Pooling
Worthen Banking Corporation               2/95    Arkansas    3.5 billion    595 million stock    17.1 million     Pooling
Salem Community Bancorp, Inc.             2/95    Illinois     .1 billion      8 million stock      .3 million     Purchase
West Side Bancshares, Inc.                4/95    Texas        .1 billion     18 million stock      .6 million     Purchase
First National Bank in Pampa              5/95    Texas        .2 billion     42 million stock     1.4 million     Pooling
- -------------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                     $4.3 billion
===============================================================================================================================

Pending at June 30, 1995
Citizens Bancshares Corporation                   Arkansas   $ .2 billion   $ 37 million stock     1.1 million     Purchase
===============================================================================================================================

Table 3: Asset Distribution

June 30, 1995 (dollars in billions)   Assets       % of total       Locations
- ------------------------------------------------------------------------------
Missouri                               $18.3             54.8%            170
Arkansas                                 4.4             13.2             143
New Mexico                               3.2              9.6              66
Texas                                    2.2              6.5              34
Oklahoma                                 1.9              5.7              37
Iowa                                     1.2              3.6              33
Illinois                                 1.1              3.3              21
Tennessee                                 .9              2.7              15
Kansas                                    .2               .6               3
- ------------------------------------------------------------------------------
Total                                  $33.4            100.0%            522
==============================================================================

Arkansas Acquisitions
     On February 28, 1995, the Corporation acquired Worthen Banking Corporation (Worthen), headquartered in Little Rock, Arkansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement the Corporation exchanged one share of its common stock for each Worthen share, resulting in the issuance of approximately 17.1 million shares. Worthen was the second largest banking organization in Arkansas, with approximately $3.5 billion in assets, operating 103 retail banking offices throughout Arkansas and six offices in the Austin, Texas area. The acquisition of Worthen increased the Corporation's asset base in Arkansas to approximately $4.4 billion, making the Corporation the market leader in Arkansas.
     On June 6, 1995, the Corporation announced a definitive agreement to acquire Citizens Bancshares Corporation (Citizens), located in Jonesboro, Arkansas, in a stock transaction to be accounted for as a purchase. The acquisition of Citizens, with assets of approximately $225 million, will result in the issuance of approximately 1.1 million shares of common stock through treasury stock acquired in the open market. This transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 1995.

Mortgage Banking Acquisition
     On January 31, 1995, the Corporation acquired National Mortgage Company and certain affiliates (National Mortgage), headquartered in Memphis, Tennessee, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged approximately 5.0 million shares of its common stock for all of the stock of National Mortgage. At the date of announcement, the transaction had a value of approximately $153 million, which represented 1.2% of National Mortgage's mortgage servicing portfolio. National Mortgage is a full-service mortgage banking company which originates home loans through company-operated offices as well as through a network of over 300 correspondents located in the southern and midwestern United States, and presently services mortgage loans totaling approximately $20.7 billion.

Texas Acquisitions
     On January 31, 1995, the Corporation acquired Dalhart Bancshares, Inc. (Dalhart), with assets of approximately $140 million, in a pooling transaction involving the issuance of approximately .7 million shares of Boatmen's common stock for all of the shares of Dalhart.
     On April 1, 1995, the Corporation acquired West Side Bancshares, Inc. (West Side), a one bank holding company located in San Angelo, Texas, in a stock transaction accounted for as a purchase. The acquisition of West Side, with assets of approximately $142 million, resulted in the issuance of approximately 600,000 shares of common stock with a transaction value of $18 million. Goodwill arising from this acquisition totaled $6 million.
     On May 31, 1995, the Corporation acquired First National Bank in Pampa (Pampa), with assets of approximately $166 million, in a pooling transaction involving the issuance of approximately 1.35 million shares of Boatmen's common stock for all of the shares of Pampa.
The three acquired banks were merged into the Corporation's Amarillo subsidiary.
     On May 6, 1994, the Corporation completed the acquisition of Eagle Management and Trust Company (Eagle), an investment advisory firm located in Houston, Texas. Eagle, with $1.4 billion in trust assets, is managed by the Corporation's trust subsidiary.

Illinois Acquisition
     On February 28, 1995, the Corporation acquired Salem Community Bancorp, Inc. (Salem) in a stock transaction accounted for as a purchase, valued at approximately $8 million. Salem has two locations and approximately $80 million in assets.

Oklahoma Acquisition
     On March 31, 1994, the Corporation acquired Woodland Bancorp, Inc. (Woodland), a retail banking organization with assets of approximately $65 million, in a pooling transaction resulting in the issuance of .4 million shares of common stock.

Nonrecurring Merger Expenses
     The acquisitions of Worthen, National Mortgage, Dalhart and Pampa necessitated recognition of pre-tax nonrecurring merger expenses totalling $26.0 million, consisting primarily of investment banking, legal and other professional fees, severance and retention costs, obsolete equipment write-offs and estimated costs to close duplicate branches. The major components of the merger expenses are quantified in Table 4.

Table 4: Nonrecurring Merger Expenses

Six months ended June 30, 1995 (in millions)
- --------------------------------------------------------------------------------------
Investment banking, legal, and other professional fees                           $ 9.7
Equipment and software write-offs, and branch closings                             6.4
Compensation costs                                                                 4.6
Other                                                                              5.3
- --------------------------------------------------------------------------------------
Total                                                                            $26.0
======================================================================================


EARNINGS OVERVIEW
     Net income for the second quarter of 1995 increased to $108.7 million, up 5.6% from the same period of last year, and net income per share was $.84, an increase of 5.0%. For the six months, net income before the impact of nonrecurring merger expenses, increased 6.4% to $214.5 million, and net income per share was $1.67 compared to $1.57 a year ago. The earnings growth reflected higher net interest income and noninterest income, offset in part by a higher provision for loan losses and higher noninterest expense. Net income in 1995 was reduced by after-tax merger expenses totaling $26.0 million or $.16 per share. Including merger expenses, net income for the six months of 1995 was $194.5 million or $1.51 per share. Previously reported financial statements of prior periods have been restated to reflect the pooling-of-interests acquisitions which were completed in the first half of 1995. Purchase acquisitions completed during the period had no material impact on results of operations.
     For the second quarter, the return on average assets was 1.33% and the return on equity was 15.85%, compared to 1.31% and 16.45%, respectively for the same period last year. For the six months, the return on average assets before nonrecurring merger expenses was 1.32% and the return on equity was 15.98%, compared to 1.29% and 16.15%, respectively, in 1994. Including merger expenses, the return on assets for the six months of 1995 was 1.20% and the return on equity was 14.48%.
     Net interest income, on a fully-taxable equivalent basis, increased .2% over the second quarter of 1994 and 1.2% for the six months due to moderate average earning asset growth, which was partially offset by the impact of a lower net interest margin. The net interest margin was 4.22% for the second quarter of 1995 and 4.25% for the six months, decreases of 18 and 15 basis points from the prior year periods, respectively.
     Noninterest income increased 7.9% over the second quarter of 1994 and 6.5% for the six months primarily due to growth in trust fees, mortgage banking revenues and credit card income.
     Noninterest expense, excluding nonrecurring merger expenses, increased 1.6% from the second quarter of 1994 and was held to an increase of .8% for the six months. These increases are reflective of ongoing initiatives to control operating costs. Including nonrecurring merger expenses, noninterest expense for the six months was $604.7 million.
     The provision for loan losses for the second quarter of 1995 was $9.2 million, up from $7.7 million for the same period of last year. For the six months, the provision for loan losses totaled $18.9 million, compared to $13.6 million in 1994. For the six months, net loan charge-offs were $12.6 million, compared to $10.9 million in 1994, and annualized net charge-offs as a percentage of average loans were
 .13% in both years.
     Presented in Table 5 is an income statement analysis expressed on a per share basis for the quarter ended June 30, 1995, compared to the same period last year and the three months ended December 31, 1994. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis

                                                                           2nd Qtr. '95      2nd Qtr. '95          YTD '95
Per share                                                              vs. 2nd Qtr. '94  vs. 1st Qtr. '95      vs. YTD '94
- ---------------------------------------------------------------------------------------------------------------------------
Net income per share prior quarter                                                 $.80              $.67            $1.57
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                 .01               .04              .06
Provision for loan losses                                                          (.01)                              (.04)
Noninterest income                                                                  .09               .03              .16
Noninterest expense (including nonrecurring merger expenses)                       (.05)              .14             (.24)
Income tax expense                                                                                   (.04)
- ---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)                                                             .04               .17             (.06)
- ---------------------------------------------------------------------------------------------------------------------------
Net income current period                                                          $.84              $.84            $1.51
===========================================================================================================================


NET INTEREST INCOME AND INTEREST RATE RISK MANAGEMENT

Table 6: Summary of Net Interest Income

                                               Second quarter ended June 30                 Six months ended June 30
- -----------------------------------------------------------------------------------------------------------------------
 (in millions)                                  1995         1994    % change              1995        1994    % change
- -----------------------------------------------------------------------------------------------------------------------
Average loans                              $19,528.4    $17,596.5        11.0%        $19,228.0   $17,334.1        10.9%
Average earning assets                      29,442.8     28,215.5         4.3          29,154.9    27,854.2         4.7
Average core deposits                       21,269.1     20,855.5         2.0          21,034.7    20,915.9          .6
Average purchased funds                      5,999.5      5,401.0        11.1           5,990.6     4,965.2        20.7
Net interest income (FTE)                      309.9        309.3          .2             614.6       607.3         1.2
Net interest margin                             4.22%        4.40%                         4.25%       4.40%
=======================================================================================================================


     Net interest income, on a fully-taxable equivalent basis, increased .2% over the second quarter of 1994 and 1.2% for the six months as growth in average earning assets more than offset an anticipated contraction in the net interest margin.
     Average earning assets increased 4.3% over the second quarter and 4.7% for the six months primarily due to strong loan growth. Loans, the highest yielding earning asset, increased 11.0% over the second quarter of 1994 and 10.9% for the six months. Loans represented 66.0% of average earning assets for the six months of 1995 compared to 62.2% for the same period last year. Held to maturity and available for sale securities decreased 7.6% for the six months, and represented 32.0% of average earning assets, down from 36.2% for the six months of 1994. The decline in the securities portfolio reflects redeployment of proceeds from maturing securities to the loan portfolio.
     The net interest margin for the second quarter of 1995 was 4.22% compared to 4.40% for the same period last year. A similar decline occurred for the six-month period, primarily due to rising interest rates which restricted the net interest margin to some extent due to the Corporation's modest liability sensitive position. The average yield on earning assets for the six months of 1995 increased 90 basis points from the same period last year; however, during this same period the average rate paid on interest-bearing liabilities increased 124 basis points as the average rate paid on interest-bearing deposits increased 98 basis points. The higher funding costs in 1995 also reflect an increased use of purchased funds as loan growth exceeded deposit growth. Purchased funds, which represented the principal funding source for the loan growth, increased $1.0 billion or 20.7%.
This increase reflects the issuance of medium-term bank notes by several of the Corporation's banking subsidiaries, which pay interest on a floating rate basis.
     Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure
(earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments, along with interest rate swaps. The assumptions used in the model are intentionally designed to be conservative in that the balance sheet is held static for the entire 12 month simulation horizon and, accordingly, the model is not intended to represent an income forecast. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is less than 2%, assuming a gradual
150 basis point increase in interest rates, and no active management of the balance sheet components.
     An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities. If no other action is taken, matching of the core banking activities, which includes lending and deposit activities, results in an asset-sensitive position. Accordingly, to prudently manage the overall interest rate sensitivity position, the Corporation utilizes a combination of on- and off-balance sheet financial instruments to balance the interest rate sensitivity of the core balance sheet. Interest rate swaps are an effective mechanism to manage this interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of the swap portfolio over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and is controlled and monitored within the overall context of the aforementioned asset/liability management policies.
     In 1995, $850 million of new swaps were added and $95 million matured such that at June 30, 1995, interest rate swaps totaled $3.0 billion. The most recent swaps were executed as a means to convert a portion of the Corporation's variable rate bank notes to fixed rate instruments to extend the repricing sensitivity of these instruments. Interest rate swaps executed in prior years were undertaken to modify the interest rate sensitivity of subordinated debt as well as alter the interest rate sensitivity of the Corporation's prime-based loan portfolio. The Corporation's prime-based loan portfolio (approximately $6.0 billion) is the primary cause of the large asset sensitivity position of the core banking activity as it is primarily funded by deposit liabilities that are less sensitive to movements in market interest rates. As a means to alter the interest rate sensitivity of the prime-based portfolio, the Corporation has used interest rate swaps to convert approximately $1.8 billion of prime-based loans to fixed rate instruments. Additionally, the Corporation used $250 million of interest rate swaps to alter the pricing basis on a small portion of the prime-based loan and bank note portfolios. The Corporation accessed the capital markets twice in recent years, resulting in the issuance of $200 million of fixed rate subordinated debt. The impact of adding long-term debt to the balance sheet resulted in increased asset sensitivity as proceeds were initially used to replace short-term borrowings. Accordingly, to reduce the impact on the Corporation's gap position, $200 million of interest rate swaps were executed to convert fixed rate debt to a floating rate instrument. Periodic correlation assessments are performed to ensure that the swap instruments are effec-tively modifying the interest rate characteristics of the respective balance sheet items. The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index. The interest rate swap programs are consistent with management's objective of balancing the interest rate sensitivity of the core bank.
     As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. The average rate received at June 30, 1995 was 5.74% compared to an average rate paid of 6.31%, and the average remaining maturity of the total portfolio was approximately one year. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent re-set date and will adjust with future movements in this index. Table 8 provides information related to weighted average rates paid and received, maturity profile, and fair values of the major swap programs in place at June 30, 1995 and June
30, 1994. The estimated fair value of the swap portfolio was a negative $40.4 million at June 30, 1995, based on discounted cash flow models.
In that these swaps are valued using anticipated forward interest rates at quarter end, the estimated fair value is not necessarily indicative of the future net interest potential of the portfolio over its remaining life.

Table 7: Interest Rate Swap Portfolio Activity

(in millions)                                  Receive Fixed   Pay Fixed   Basis Swaps       Total
- --------------------------------------------------------------------------------------------------
Notional amount, December 31, 1994                    $2,000        $ 31          $250      $2,281
  Additions                                                          850                       850
  Maturities                                             (52)         (2)          (41)        (95)
- --------------------------------------------------------------------------------------------------
Notional amount, June 30, 1995                        $1,948        $879          $209      $3,036
==================================================================================================
Average remaining maturity (years)                       1.2         1.0            .5         1.1
Weighted average rate received                          5.51%       6.13%         6.23%       5.74%
Weighted average rate paid                              6.32        6.29          6.31        6.31
==================================================================================================

Table 8: Interest Rate Swap Portfolio

                                                          Weighted                Estimated
                                                        Average Rate        --------------------
June 30, 1995                        Notional       ---------------------   Maturity        Fair
(in millions)                          Amount        Receive         Pay     (years)       Value
- ------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                        $1,748           5.59%       6.34%        1.3      $(35.0)
  Basis swaps                             159           6.22        6.35          .6          .2
- ------------------------------------------------------------------------------------------------
    Total                               1,907           5.64        6.34         1.2       (34.8)

Long-term debt swaps                      200           4.87        6.21         1.0        (2.1)
Bank note liability swaps                 850           6.12        6.21         1.0        (3.0)
Other                                      79           6.30        7.14          .4         (.5)
- ------------------------------------------------------------------------------------------------
Total                                  $3,036           5.74%       6.31%        1.1      $(40.4)
================================================================================================

                                                          Weighted                Estimated
                                                        Average Rate        --------------------
June 30, 1994                        Notional       ---------------------   Maturity        Fair
(in millions)                          Amount        Receive         Pay     (years)       Value
- ------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                        $1,800           5.59%       4.66%        2.0     $(102.0)
  Basis swaps                             200           4.70        4.02          .5        (1.6)
- ------------------------------------------------------------------------------------------------
    Total                               2,000           5.50        4.60         1.9      (103.6)

Long-term debt swaps                      200           4.87        4.37         2.0        (4.5)
Other                                      31           4.61        8.86         1.8        (1.4)
- ------------------------------------------------------------------------------------------------
Total                                  $2,231           5.43%       4.64%        1.9     $(109.5)
================================================================================================

     The swap portfolio decreased net interest income by approximately $4.4 million in the second quarter of 1995 and $7.9 million for the six months, resulting in a reduction in the net interest margin of approximately 6 basis points in each period. In 1994, the swap portfolio increased net interest income by $6.7 million for the second quarter and $13.9 million for the six months adding approximately 10 basis points to the margin. The results from the simulation model indicate that in a rising rate environment the net interest contribution from the swap portfolio will lessen as the variable component resets upward. Based on interest rates at June 30, 1995, it is anticipated that the swap portfolio will reduce net interest income by approximately $15 million in 1995. However, it is anticipated that this will be offset by a higher contribution from core banking activities.
     Approximately 63% of the portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately 1.3 years. Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
     While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. The notional amount of the customer swap portfolio at June 30, 1995 totaled approximately $464 million. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties.

NONINTEREST INCOME

Table 9: Summary of Noninterest Income

                                                 Second quarter ended June 30          Six months ended June 30
- ------------------------------------------------------------------------------------------------------------------
(in millions)                                     1995        1994    % change        1995        1994    % change
- ------------------------------------------------------------------------------------------------------------------
Trust fees                                      $ 46.3      $ 40.9        13.2%     $ 86.8      $ 82.4         5.3%
Service charges                                   47.6        46.8         1.7        93.3        92.7          .7
Credit card                                       11.7         9.9        19.2        23.6        19.5        20.9
Investment banking revenues                        8.9        10.6       (16.1)       17.7        20.3       (13.0)
Mortgage banking operations                       16.3        12.7        28.0        39.2        31.8        23.4
Securities gains, net                              2.8          .7       301.0         2.9         3.3       (12.1)
Other                                             31.9        31.9                    64.2        57.6        11.5
- ------------------------------------------------------------------------------------------------------------------
  Total noninterest income                      $165.5      $153.5         7.9%     $327.7      $307.6         6.5%
==================================================================================================================
As % of operating income                          34.8%       33.2%                   34.8%       33.6%
- ------------------------------------------------------------------------------------------------------------------
Revenue per full-time equivalent employee
  (in thousands)                                $112.9      $104.8                  $111.5      $103.8
==================================================================================================================

     Noninterest income increased 7.9% over the second quarter of 1994 and 6.5% for the six months, primarily due to growth in trust fees, mortgage banking revenues and credit card income. Noninterest income as a percentage of operating revenues improved to 34.8% for the six months of 1995 from 33.6% for the same period of 1994.
     Trust fees increased 13.2% over the second quarter of 1994 and 5.3% for the six months, primarily due to growth in pension/institutional and personal trust business, which was partially offset by narrower spreads on securities lending activity. The decline in securities lending revenues reflects narrower spreads primarily resulting from higher short-term market interest rates. Trust assets under management totaled $45.2 billion at June 30, 1995, compared to $35.8 billion at June 30, 1994, and $37.4 billion at December 31, 1994.
     Service charge income totaled $47.6 million in the second quarter of 1995 and $93.3 million for the six months, increases of 1.7% and .7% over the prior year periods, respectively. Service charges in 1995 included growth in retail fees which were offset by lower analysis fees on corporate customer accounts. The lower level of corporate analysis fees is primarily a function of corporate customers paying for services in the form of deposit balance maintenance in lieu of fees. Credit card income totaled $11.7 million in the second quarter of 1995, and $23.6 million for the six months, increases of 19.2% and 20.9%, respectively over the prior year periods. This increase reflects growth in cardholder revenues, as well as increases in merchant-related fees due to new merchant business and higher retail sales volume. Investment banking revenues decreased 16.1% from the second quarter of 1994 and 13.0% for the six months primarily due to a reduction in the sales volume of various retail brokerage products. Foreign exchange income, another component of investment banking revenues, increased $1.2 million or 49.6% over the six months of 1994.
     Income from mortgage banking operations totaled $16.3 million in the second quarter of 1995, and $39.2 million for the six months, increases of 28.0% and 23.4%, respectively over the prior year periods. Mortgage banking revenues in 1995 include a $7.9 million gain recognized in the first quarter on the sale of approximately $700 million of mortgage servicing. In the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights." SFAS 122 requires capitalization of purchased mortgage servicing rights as well as internally originated mortgage servicing rights. Upon adoption of SFAS 122, the Corporation capitalized approximately $1 million of internally generated mortgage servicing rights which will be amortized over the estimated servicing period of the related loans. At June 30, 1995, purchased mortgage servicing rights totaled $44.8 million. Mortgage servicing rights are stratified and evaluated for impairment measurement based on product type. Through the first six months of 1995, no impairment valuation writedowns were required.
      Other noninterest income increased $6.6 million or 11.5% over the six months of 1994 primarily due to a $4.9 million gain on the sale of an ownership interest in a regional electronic funds transfer network and a $1.2 million divestiture gain on the sale of an Arkansas branch which was required to be sold under regulatory conditions of the Worthen acquisition agreement. Other noninterest income in the first half of 1995 was also supplemented by higher gains on sales of student loans, investment appreciation in bank-owned life insurance, and increased revenue from debit cards and syndication fees. Other noninterest income in the second quarter of 1994 included a $4 million gain from the sale of the former Union of Arkansas Corporation's headquarters building.

NONINTEREST EXPENSE

Table 10: Summary of Noninterest Expense

                                              Second quarter ended June 30          Six months ended June 30
- ---------------------------------------------------------------------------------------------------------------
(in millions)                                 1995        1994    % change        1995        1994    % change
- ---------------------------------------------------------------------------------------------------------------
Staff expense                               $146.7      $149.1        (1.6)%    $294.9      $297.6         (.9)%
Occupancy                                     19.3        20.6        (6.3)       39.6        41.2        (4.0)
Equipment                                     23.5        23.6         (.4)       46.9        45.6         2.8
FDIC insurance                                13.3        13.3                    26.6        26.7         (.3)
Credit card                                    3.0         3.9       (23.1)        6.4         7.3       (12.3)
Printing, postage, paper                      12.1        11.9         1.7        23.9        23.8          .4
Intangible amortization                        8.1         8.8        (8.6)       15.9        17.6        (9.4)
Professional fees                              5.2         5.8       (10.3)       10.1        13.1       (22.9)
Federal Reserve processing charges             2.3         2.8       (17.9)        4.9         5.4        (9.3)
Advertising                                    8.7         7.8        10.5        16.2        14.7        10.2
Communications                                 7.0         6.4         9.4        13.1        12.4         5.6
Other                                         44.1        33.6        31.3       106.2        68.7        54.6
- ---------------------------------------------------------------------------------------------------------------
  Total noninterest expense                 $293.3      $287.6         2.0%     $604.7      $574.1         5.3%
===============================================================================================================

Efficiency ratio                              61.7%       62.2%                   64.2%       62.8%
Efficiency ratio excluding nonrecurring
  merger expenses                                                                 61.4        62.8
Number of full-time equivalent employees                                        16,923      17,743
===============================================================================================================

     Noninterest expense totaled $293.3 million for the second quarter of 1995 and $604.7 million for the six months, increases of 2.0% and 5.3% from the prior year periods, respectively. Noninterest expense levels in 1995 included nonrecurring merger expenses totaling approximately $26 million consisting of investment banking and other professional fees, severance costs, obsolete equipment write-offs and estimated costs to close duplicate branches. Excluding merger expenses, noninterest expense was held to an increase of 1.6% for the quarter and
 .8% for the six months, reflective of ongoing initiatives to control operating expenses. The efficiency ratio improved to 61.7% for the second quarter of 1995 compared to 62.2% for the same period of last year. For the six months, the efficiency ratio before merger expenses improved to 61.4% from 62.8% in 1994. Including merger expenses, the efficiency ratio for the six months of 1995 was 64.2%.
     Staff expense, which represents approximately 50% of total noninterest expense, decreased 1.6% from the second quarter of 1994 and
 .9% for the six months as the number of full-time equivalent employees (FTE's) decreased from 17,743 at June 30, 1994 to 16,923 at June 30, 1995.
     Other noninterest expense increased $37.5 million for the six months, which is primarily attributable to the aforementioned nonrecurring merger expenses, higher levels of uninsured losses and yield maintenance support provided to the trust subsidiary's short-term money market fund. In 1994 and through the first six months of 1995, the Corporation's trust subsidiary waived a portion of its investment management fees on its short-term money market mutual fund and provided yield maintenance support to ensure the fund provided a competitive yield to investors. Yield maintenance may be increased if short-term interest rates were to rise rapidly from existing levels.

TAXES
     The Corporation's effective tax rate was 35.4% for the six months of 1995 compared to 34.7% for the same period of last year. The increase in the Corporation's effective tax rate resulted from nondeductible merger expenses associated with the pooling-of-interests acquisitions completed in the first half of 1995, and a continued decline in the amount of tax-exempt income as a percentage of operating income. Excluding the impact of the nondeductible merger expenses, the effective tax rate was 34.4%. On a prospective basis, the effective tax rate should approximate the statutory rate, adjusted for normal operating items such as tax-exempt interest, goodwill amortization and other nondeductible expenses.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

Table 11: Summary of Reserve for Loan Losses

June 30 (in millions)                                                        1995            1994
- --------------------------------------------------------------------------------------------------
Balance, beginning of year                                                 $376.6          $376.3
==================================================================================================
  Loans charged off                                                         (32.6)          (37.8)
  Recoveries on loans previously charged off                                 20.0            26.9
- --------------------------------------------------------------------------------------------------
  Net charge-offs                                                           (12.6)          (10.9)
  Provision charged to expense                                               18.9            13.6
  Reserves of acquired subsidiaries                                           2.2              .9
- --------------------------------------------------------------------------------------------------
Balance, end of period                                                     $385.1          $379.9
==================================================================================================
At end of period:
  Loan reserve as % of net loans                                             1.93%           2.14%
  Loan reserve as % of nonperforming loans                                 291.36          238.41
Net charge-offs as % of average loans                                         .13             .13
==================================================================================================

Table 12: Summary of Nonperforming Assets

(in millions)                                                       June 30, 1995   December 31, 1994   June 30, 1994
- ---------------------------------------------------------------------------------------------------------------------
Nonaccrual                                                                 $101.7              $111.9          $131.9
Restructured                                                                  6.7                 7.1             7.2
Past due 90 days or more                                                     23.8                17.0            20.2
- ---------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                                 132.2               136.0           159.3
- ---------------------------------------------------------------------------------------------------------------------
Foreclosed property                                                          58.6                62.4           109.7
- ---------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                               $190.8              $198.4          $269.0
=====================================================================================================================
Nonperforming loans as % of total loans                                       .66%                .73%            .90%
Nonperforming assets as % of total loans and foreclosed property              .95                1.06            1.50
Nonperforming assets as % of total assets                                     .57                 .60             .85
Loan reserve as % of nonperforming loans                                   291.36              277.06          238.41
=====================================================================================================================

     The provision for loan losses totaled $9.2 million in the second quarter of 1995, an increase of 18.5% from the second quarter of last year when the provision totaled $7.7 million. For the six months, the provision for loan losses totaled $18.9 million, compared to $13.6 million in 1994. The provision for loan losses was increased to maintain loan reserve coverage at acceptable levels during a period of strong loan growth.
     The reserve for loan losses represented 291% of nonperforming loans at June 30, 1995 compared to 277% at December 31, 1994, and 238% at June 30, 1994. The reserve for loan losses as a percentage of net loans was 1.93% compared to 2.14% at June 30, 1994, and 2.02% at year-end 1994. Net loan charge-offs for the six months of 1995 totaled $12.6 million, compared to $10.9 million for the same period of 1994. Annualized net charge-offs as a percentage of average loans were .13% for the six months of 1995 and 1994, compared to .15% for all of 1994. Nonperforming assets, which include nonperforming loans and foreclosed property, declined $78.2 million or 29.1% from June 30, 1994, and $7.6 million or 3.8% from year-end 1994. As a percent of total loans and foreclosed property, nonperforming assets declined to .95% compared to 1.50% at June 30, 1994, and 1.06% at December 31, 1994. The decline in nonperforming asset levels largely resulted from a stronger economy and the effectiveness of the Corporation's comprehensive loan administration and workout procedures. As a percentage of total assets, nonperforming assets were .57% at June 30, 1995, compared to .85% at June 30, 1994 and .60% at December 31, 1994. Nonperforming loans at June 30, 1995, declined to $132.2 million or .66% of total loans, compared to .73% at December 31, 1994, and .90% at June 30, 1994. Table 14 summarizes the trends in nonperforming assets by major banking unit/geographic location.

     As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans. The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 13, criticized loans totaled $644.2 million or 3.22% of loans at June 30, 1995. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio.

Table 13: Loans Designated as Criticized Loans by Internal Risk Rating System

                                                                            Criticized Loans
- ------------------------------------------------------------------------------------------------------------
(in millions)                                              Nonperforming        Performing             Total
- ------------------------------------------------------------------------------------------------------------
1994
March 31                                                          $162.0            $601.2            $763.2
June 30                                                            159.3             565.3             724.6
September 30                                                       167.0             492.8             659.8
December 31                                                        136.0             498.4             634.4
============================================================================================================

1995
March 31                                                          $128.6            $486.2            $614.8
June 30                                                            132.2             512.0             644.2
============================================================================================================
As % of loans at June 30, 1995                                       .66%             2.56%             3.22%
============================================================================================================

Table 14: Nonperforming Assets by Banking Unit

(in millions)                                              June 30, 1995   December 31, 1994   June 30, 1994
- ------------------------------------------------------------------------------------------------------------
Missouri                                                          $ 97.9              $103.2          $152.9
New Mexico                                                          30.6                34.9            43.0
Arkansas                                                            19.5                18.1            22.2
Oklahoma                                                            13.1                11.1            15.3
Texas                                                               10.0                 9.5             9.9
Iowa                                                                 5.1                 5.5             5.9
Illinois                                                             5.5                 5.0             7.1
Tennessee                                                            3.6                 5.0             5.0
Kansas                                                               5.5                 6.1             7.7
- ------------------------------------------------------------------------------------------------------------
     Total                                                        $190.8              $198.4          $269.0
============================================================================================================

     On January 1, 1995, the Corporation adopted Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require that certain impaired loans be measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The statements further require that specific reserves be established for any impaired loan for which the recorded investment exceeds the measured value of the loan. At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 and SFAS 118 totaled $108.4 million and consisted of nonaccrual loans and restructured loans. Specific loan reserve allocations assigned to impaired loans were immaterial. Table 11 summarizes the activity in the reserve for loan losses. The Corporation's policy for income recognition was not impacted by adoption of SFAS 114 and SFAS 118 and such interest recognized during the period was immaterial. Interest income on nonaccrual loans is recognized only in the period in which payments are received, and such payments are applied to reduce principal when loans are unsecured or collateral values are deficient.

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

     The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same characteristics as nonaccrual loans and foreclosed properties. At June 30, 1995, segregated assets totaled $136.9 million, net of a $14.0 million credit valuation allowance, and are classified as other assets for reporting purposes. At June 30, 1995, segregated assets consisted of $39.5 million of commercial loans, $15.2 million of industrial revenue bond loans, $91.9 million of commercial real estate related loans and $4.3 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $263.0 million at June 30, 1995. Net charge-offs of $2.7 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the six months of 1995. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At June 30, 1995, $138.1 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $4.3 million represented foreclosed property, and the balance of $8.5 million were past due 90 days or more. The Corporation's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $6.3 million for the six months of 1995 and $6.7 million in the same period of 1994.
     A summary of activity regarding segregated assets is provided in Table 15.

Table 15: Segregated Assets

June 30, 1995 (in millions)                            Principal balance   Allowance for losses   Principal balance, net
- ------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                        $193.9                  $16.7                   $177.2
Charge-offs                                                        (19.2)                  (3.9)
Recoveries                                                                                  1.2
Net transfers                                                      (13.4)
Payments on segregated assets                                      (10.4)
- ------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                            $150.9                  $14.0                   $136.9
========================================================================================================================

LOAN PORTFOLIO

Table 16: Summary of Loan Portfolio

(in millions)                                              June 30, 1995   December 31, 1994   June 30, 1994
- ------------------------------------------------------------------------------------------------------------
Commercial                                                     $ 9,853.7           $ 8,767.1       $ 8,798.5
Real estate mortgage                                             3,756.4             3,629.0         3,414.3
Real estate construction                                           876.7               868.3           747.4
Consumer                                                         5,328.6             5,302.1         4,722.7
Lease financing                                                    147.7               136.8            91.4
- ------------------------------------------------------------------------------------------------------------
  Total domestic loans                                          19,963.1            18,703.3        17,774.3
Foreign loans                                                       24.7                19.1            17.6
- ------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income              19,987.8            18,722.4        17,791.9
Less unearned income                                                66.5                66.9            55.4
- ------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                          $19,921.3           $18,655.5       $17,736.5
============================================================================================================

Table 17: Composition of Loan Portfolio

                                                          June 30, 1995       December 31, 1994          June 30, 1994
- ----------------------------------------------------------------------------------------------------------------------
                                                                   % Of                    % Of                   % Of
                                                                  Total                   Total                  Total
(in millions)                                           Amount    Loans         Amount    Loans         Amount   Loans
- ----------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                             $ 3,756.4     18.8%     $ 3,629.0     19.4%     $ 3,414.3    19.2%
  Land acquisition                                       223.6      1.1          246.8      1.3          210.8     1.2
  Residential construction                               307.1      1.6          274.9      1.5          241.9     1.4
  Commercial construction                                346.0      1.7          346.6      1.8          294.7     1.6
  Commercial real estate                               3,064.6     15.3        2,996.9     16.0        2,964.6    16.7
  Mini-perms                                             104.1       .5           75.5       .4          112.4      .6
- ----------------------------------------------------------------------------------------------------------------------
    Total real estate                                  7,801.8     39.0        7,569.7     40.4        7,238.7    40.7
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers                  1,217.0      6.1          816.3      4.4          834.2     4.7
Middle market commercial                               4,491.9     22.5        4,003.0     21.4        3,980.0    22.4
Bank stock loans                                         221.6      1.1          218.4      1.2          219.7     1.2
Agriculture                                              754.5      3.8          657.0      3.5          687.6     3.9
Consumer:
  Home equity                                            461.7      2.3          423.2      2.3          387.9     2.2
  Credit card                                            492.1      2.5          546.1      2.9          503.1     2.8
  Indirect installment                                 2,830.0     14.2        2,711.5     14.5        2,370.8    13.3
  Installment                                          1,544.8      7.7        1,621.3      8.6        1,460.9     8.2
- ----------------------------------------------------------------------------------------------------------------------
    Total consumer                                     5,328.6     26.7        5,302.1     28.3        4,722.7    26.5
Lease financing                                          147.7       .7          136.8       .7           91.4      .5
Foreign                                                   24.7       .1           19.1       .1           17.6      .1
- ----------------------------------------------------------------------------------------------------------------------
    Total loans                                      $19,987.8    100.0%     $18,722.4    100.0%     $17,791.9   100.0%
======================================================================================================================

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

Table 18: Loan Portfolio Distribution

                                                          June 30, 1995       December 31, 1994           June 30, 1994
- -----------------------------------------------------------------------------------------------------------------------
                                                                   % Of                    % Of                    % Of
                                                                  Total                   Total                   Total
(in millions)                                          Amount<F1> Loans        Amount<F1> Loans        Amount<F1> Loans
- -----------------------------------------------------------------------------------------------------------------------
Missouri                                             $10,914.1     54.8%     $ 9,908.4     53.1%     $ 9,518.2    53.7%
Arkansas                                               2,543.4     12.8        2,430.2     13.0        2,206.7    12.4
New Mexico                                             1,479.5      7.4        1,430.2      7.7        1,412.0     8.0
Texas                                                  1,057.5      5.3          964.4      5.2          942.3     5.3
Oklahoma                                               1,039.2      5.2        1,062.3      5.7        1,028.3     5.8
Illinois                                                 779.2      3.9          715.4      3.8          669.5     3.8
Tennessee                                                763.1      3.8          754.8      4.1          692.7     3.9
Iowa                                                     761.8      3.8          729.3      3.9          663.8     3.7
Kansas                                                    91.4       .5          114.4       .6           99.9      .6
Credit card                                              492.1      2.5          546.1      2.9          503.1     2.8
- -----------------------------------------------------------------------------------------------------------------------
    Total                                            $19,921.3    100.0%     $18,655.5    100.0%     $17,736.5   100.0%
=======================================================================================================================

<F1>Net of unearned income.

     At June 30, 1995, loans totaled $19.9 billion, an increase of 12.3% over the same period of last year, and were up 6.8% from December 31, 1994. Loan growth from December 31, 1994 was primarily due to a 12.4% increase in commercial loans and reflected middle-market loan growth, as well as increases in loans to Fortune 1,000 companies. Loan growth from June 30, 1994 was primarily due to increases in both the commercial and consumer loan portfolios.
     At June 30, 1995, consumer loans represented approximately 26.7% of the total portfolio compared to 26.5% at June 30, 1994 and 28.3% at December 31, 1994. As a percentage of total loans, middle market commercial loans were 22.5%, compared to 22.4% at June 30, 1994 and 21.4% at December 31, 1994. Commercial real estate and real estate construction loans represented 20.2% of total loans at June 30, 1995, compared to 21.5% at June 30, 1994. The Corporation closely monitors the composition and quality of the real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a direct banking presence, and is widely diversified between residential construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately 30% of the commercial real estate portfolio is comprised of owner occupied properties for which the primary source of repayment is not entirely dependent on the real estate market. At June 30, 1995, the Corporation had unfunded commercial real estate and construction commitments totaling $411 million. The amount of collateral, if any, obtained for other loans is based on general industry practice and the creditworthiness of the borrower.
     Table 16 displays the components of the loan portfolio under standard financial reporting definitions. Management also reviews the diversification of the portfolio using internally developed standards and definitions as summarized in Table 17.

FINANCIAL POSITION AND LIQUIDITY
     The basic financial structure of the Corporation's average and period-end balance sheet changed moderately from the fourth quarter and second quarter of last year primarily due to loan growth and higher levels of purchased funds. At June 30, 1995, assets totaled $33.4 billion compared to $31.6 billion at June 30, 1994, and $32.9 billion at December 31, 1994.
     Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source as these deposits represent a more stable, lower cost source of funds.
     The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets.
     Average core deposits totaled $21.3 billion for the second quarter of 1995, an increase of $.4 billion or 2.0% from the same period last year. Core deposit growth in recent periods has been restricted, to some extent, by a shift in customer preference to other investment alternatives. In addition, the deposit base has been altered somewhat as customers have redirected balances from traditional lower-cost savings deposits to higher-rate money market deposit accounts. This is a reversal of the trend from recent years when the spreads between savings rates and rates on other retail deposits were at historical lows. Average earning assets increased approximately $1.2 billion or 4.3% from the second quarter of last year; accordingly, the increased earning asset volume has been primarily funded by higher levels of short-term purchased funds. Average core deposits supported 72.2% of earning assets for the second quarter of 1995 compared to 73.9% during the same period last year. Purchased funds, which increased approximately $.6 billion from the prior year, supported 20.4% of average earning assets compared to 19.1% for the second quarter of last year. Purchased funds at June 30, 1995, included $2.0 billion of medium-term bank notes which were issued by several of the Corporation's banking subsidiaries in 1994 and 1995. The Corporation expects earning asset growth will continue to exceed core deposit growth in the near term resulting in a continued use of purchased funds at or slightly above the present levels.
     The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At June 30, 1995, the available for sale portfolio totaled $4.0 billion compared to $4.7 billion at June 30, 1994. The decline from the year ago period was primarily due to redeployment of proceeds from maturing securities to the loan portfolio. Given the current outlook for continued loan growth, the securities portfolio balances are expected to show year-to-year declines throughout 1995. These securities, comprised mainly of adjustable-rate mortgage-backed securities, U.S. Treasury securities, pass-through mortgage-backed securities, and short-term CMO's, may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At June 30, 1995, unrealized depreciation in the available for sale portfolio was approximately $17.2 million compared to $181.8 million at December 31, 1994. The increase in market value from year end was primarily due to the decline in Treasury yields mainly within the 2 to 4 year maturity range. The Corporation's mortgage-backed securities portfolio totaled approximately $5.8 billion at June 30, 1995, of which approximately 88% represented government agency-backed issues and the remainder of the portfolio was comprised of private-issue mortgaged-backed securities with credit ratings of AA or better. As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.
     The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Corporation's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 19. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock. There are no plans to issue securities pursuant to this filing in the near term. There were also no commitments for capital expenditures, at June 30, 1995, which would materially impact the Corporation's liquidity position.

Table 19: Agency Ratings

Agency Ratings                                                Moody's   Standard & Poor's   Thomson Bankwatch
- -------------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                                 B
  6-3/4% Subordinated notes due 2003                               A3                  A-                   A
  7-5/8% Subordinated notes due 2004                               A3                  A-                   A
  8-5/8% Subordinated notes due 2003                               A3                  A-                   A
  9-1/4% Subordinated notes due 2001                               A3                  A-                   A
  6-1/4% Convertible subordinated debentures due 2011              A3                  A-                   A
  Commercial paper                                                 P1                 A-1               TBW-1
The Boatmen's National Bank of St. Louis:                                                                   B
  Long-term/short-term deposits and bank notes                 Aa3/P1              A+/A-1               TBW-1
Boatmen's First National Bank of Kansas City:                                                               B
  Long-term/short-term deposits and bank notes                  A1/P1              A+/A-1               TBW-1
Multi-bank note program
  (8 Boatmen's subsidiary banks)                                A1/P1              A+/A-1
=============================================================================================================

CAPITAL STRUCTURE

Table 20: Capital Structure

(in millions)                                           June 30, 1995   December 31, 1994   June 30, 1994
- ---------------------------------------------------------------------------------------------------------
Long-term debt                                               $  522.2            $  592.0        $  585.7
Stockholders' equity                                          2,782.3             2,561.4         2,519.0
- ---------------------------------------------------------------------------------------------------------
Total capitalization                                         $3,304.5            $3,153.4        $3,104.7
=========================================================================================================
Tangible equity                                              $2,471.4            $2,252.3        $2,198.6
=========================================================================================================

Ratios
- ---------------------------------------------------------------------------------------------------------
Equity/assets                                                    8.33%               7.79%           7.98%
Tangible equity/assets                                           7.47                6.92            7.03
Long-term debt as % of total capitalization                     15.80               18.77           18.87
Double leverage                                                108.28              107.24          107.65
Dividends paid
  (for the period, in thousands):
    Preferred                                                 $    40            $     80         $    40
    Common                                                     78,922             142,822          69,626
Total dividends as % of net income                               40.6%               35.0%           34.6%
=========================================================================================================

Table 21: Intangible Assets

(in millions)                                           June 30, 1995   December 31, 1994   June 30, 1994
- ---------------------------------------------------------------------------------------------------------
Goodwill--Parent Company                                       $ 87.1              $ 89.9          $ 92.6
- ---------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                                      108.1               103.1           121.1
  Core deposit premium                                           67.2                74.7            63.9
  Credit card premium                                             2.7                 3.0             3.3
  Purchased mortgage servicing rights                            45.8                38.4            39.5
- ---------------------------------------------------------------------------------------------------------
    Total subsidiaries                                          223.8               219.2           227.8
- ---------------------------------------------------------------------------------------------------------
  Total intangible assets                                      $310.9              $309.1          $320.4
=========================================================================================================

     The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. This strong capital position and overall financial strength provide a good base for future expansion when profitable investment opportunities arise. The cornerstone of the Corporation's capital structure is its common equity, totaling $2.8 billion or approximately 84.2% of total capitalization at June 30, 1995, an increase of 10.5% from June 30, 1994. The equity to asset ratio was 8.33% at June 30, 1995, compared to 7.98% at June 30, 1994, and 7.79% at December 31, 1994. The equity base has been strengthened in recent years through earnings retention, the conversion of debt to equity and the issuance of common stock through various employee and stockholder investment plans. In the first quarter of 1995, the Corporation announced a common stock repurchase program authorizing the repurchase of up to 5 million shares, or approximately 4% of the Corporation's shares outstanding. At June 30, 1995, the Corporation held approximately 715,000 common shares in Treasury at a cost of $23.2 million. The repurchased shares will be used to meet periodic stock requirements of benefit plans and for other corporate purposes.
     An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 10.87% for Tier I and 13.90% for total capital substantially exceed the regulatory required minimums. At June 30, 1995, the Corporation's Tier I leverage ratio was 7.63%, well in excess of required minimums. At June 30, 1995, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.
     The Corporation announced a common stock dividend increase on August 8, 1995, effective with the dividend payable on October 1, 1995, to $.37 per share per quarter. This is an increase of 8.8% over the previous quarterly rate of $.34 per share.

Table 22: Risk-Based Capital

(in millions)                                           June 30, 1995   December 31, 1994   June 30, 1994
- ---------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                                      $ 2,782.3           $ 2,561.4       $ 2,519.0
  Unrealized net (appreciation) depreciation,
    available for sale securities                                10.5               111.8            39.0
- ---------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                                 2,792.8             2,673.2         2,558.0
  Minority interest                                                .7                  .7              .7
  Intangible assets:
    Goodwill                                                   (195.2)             (193.0)         (213.7)
    Core deposit premium                                        (67.2)              (74.7)          (63.9)
- ---------------------------------------------------------------------------------------------------------
  Total Tier I                                                2,531.1             2,406.2         2,281.1
- ---------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                             292.3               276.0           261.5
  Qualifying long-term debt                                     415.0               415.0           425.0
- ---------------------------------------------------------------------------------------------------------
  Total Tier II                                                 707.3               691.0           686.5
- ---------------------------------------------------------------------------------------------------------
  Total capital                                             $ 3,238.4           $ 3,097.2       $ 2,967.6
- ---------------------------------------------------------------------------------------------------------
Risk-adjusted assets                                        $23,292.9           $22,070.4       $20,848.4
- ---------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier I                                                        10.87%              10.90%          10.94%
- ---------------------------------------------------------------------------------------------------------
  Total                                                         13.90%              14.03%          14.23%
- ---------------------------------------------------------------------------------------------------------
Tier I leverage ratio                                            7.63%               7.35%           7.28%
=========================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY EARNINGS TREND
                                                             1995                                1994
- ------------------------------------------------------------------------------------------------------------------------
(in thousands)                                        Second       First      Fourth       Third      Second       First
- ------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                        $430,829    $405,962    $387,749    $367,691    $353,870    $330,198
  Interest on short-term investments                     983         899         886         932       1,082         572
  Interest on Federal funds sold and securities
    purchased under resale agreements                  7,539       7,846       7,802       3,994       2,760       2,580
  Interest on held to maturity securities
    Taxable                                           66,317      64,792      62,509      62,323      58,900      48,634
    Tax-exempt                                        13,903      13,965      14,709      15,678      14,903      15,198
- ------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities     80,220      78,757      77,218      78,001      73,803      63,832
  Interest on available for sale securities           64,731      64,853      65,324      64,855      66,335      69,847
  Interest on trading securities                         338         421         378         381         926         840
- ------------------------------------------------------------------------------------------------------------------------
    Total interest income                            584,640     558,738     539,357     515,854     498,776     467,869
Interest expense:
  Interest on deposits                               200,577     184,751     168,601     153,659     145,692     141,664
  Interest on Federal funds purchased
    and other short-term borrowings                   70,335      65,354      57,361      49,884      40,522      25,477
  Interest on capital lease obligations                  970         970         993       1,000         997         993
  Interest on long-term debt                          11,492      12,015      12,197      12,052      11,468      11,008
- ------------------------------------------------------------------------------------------------------------------------
    Total interest expense                           283,374     263,090     239,152     216,595     198,679     179,142
- ------------------------------------------------------------------------------------------------------------------------
    Net interest income                              301,266     295,648     300,205     299,259     300,097     288,727
Provision for loan losses                              9,171       9,710       4,899       6,855       7,740       5,846
- ------------------------------------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses                      292,095     285,938     295,306     292,404     292,357     282,881
- ------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                          46,345      40,420      42,746      39,777      40,930      41,483
  Service charges                                     47,595      45,699      46,947      47,188      46,811      45,840
  Credit card                                         11,728      11,856      14,047      11,074       9,841       9,666
  Investment banking revenues                          8,880       8,790       8,795       8,660      10,584       9,729
  Mortgage banking operations                         16,291      22,904      15,418      13,509      12,723      19,045
  Securities gains, net                                2,815          46       1,411       1,533         702       2,554
  Other                                               31,887      32,397      28,716      27,760      31,863      25,792
- ------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                         165,541     162,112     158,080     149,501     153,454     154,109
- ------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Staff                                              146,654     148,259     146,382     146,732     149,092     148,492
  Net occupancy                                       19,277      20,310      20,588      21,172      20,580      20,645
  Equipment                                           23,483      23,372      23,662      24,113      23,579      22,018
  FDIC insurance                                      13,310      13,316      13,033      13,195      13,271      13,448
  Intangible amortization                              8,052       7,883       8,716       8,842       8,808       8,786
  Advertising                                          8,674       7,496      10,369       8,452       7,849       6,821
  Other                                               73,876      90,747      73,561      63,778      64,407      66,347
- ------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                        293,326     311,383     296,311     286,284     287,586     286,557
- ------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                   164,310     136,667     157,075     155,621     158,225     150,433
Income tax expense                                    55,613      50,858      52,866      53,632      55,244      51,810
- ------------------------------------------------------------------------------------------------------------------------
  Net income                                        $108,697    $ 85,809    $104,209    $101,989    $102,981    $ 98,623
========================================================================================================================
  Net income per share                                  $.84        $.67        $.81        $.79        $.80        $.77
========================================================================================================================
  Dividends declared per share                          $.34        $.34        $.34        $.34        $.31        $.31
========================================================================================================================
Returns:
  Return on assets                                      1.33%       1.06%       1.30%       1.29%       1.31%       1.28%
  Return on equity                                     15.85       13.06       16.25       16.03       16.45       15.84
========================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                    1995                                      1994
- ----------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                   Second Quarter                First Quarter             Fourth Quarter
- ----------------------------------------------------------------------------------------------------------------------------
                                                   Income/   Yields/             Income/ Yields/             Income/ Yields/
Assets                                     Balance Expense     Rates     Balance Expense   Rates     Balance Expense   Rates
- ----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income            $19,528.4  $432.4      8.88%  $18,924.4  $407.8    8.74%  $18,402.5  $390.0    8.41%
Short-term investments                        67.6     1.0      5.83        65.4      .9    5.57        68.6      .9    5.13
Federal funds sold and securities
  purchased under resale agreements          492.8     7.5      6.14       531.5     7.9    5.99       579.4     7.8    5.34
Held to maturity securities:
  Taxable                                  4,403.6    66.3      6.04     4,351.8    64.8    6.04     4,353.1    62.5    5.70
  Tax-exempt                                 856.3    20.9      9.78       846.2    21.0   10.06       897.5    21.8    9.62
- ----------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities        5,259.9    87.2      6.65     5,198.0    85.8    6.69     5,250.6    84.3    6.37
Available for sale securities              4,073.5    64.8      6.38     4,116.5    65.0    6.40     4,291.3    65.4    6.05
Trading securities                            20.6      .4      6.96        27.9      .4    6.40        26.1      .4    6.29
- ----------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    29,442.8   593.3      8.08    28,863.7   567.8    7.98    28,618.5   548.8    7.61
Less reserve for loan losses                (386.3)                       (380.0)                     (383.3)
Cash and due from banks                    1,825.5                       1,871.9                     1,903.3
All other assets                           1,905.9                       1,923.4                     1,874.4
- ----------------------------------------------------------------------------------------------------------------------------
  Total assets                           $32,787.9                     $32,279.0                   $32,012.9
============================================================================================================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts           $10,103.8  $ 79.2      3.14%  $10,108.4  $ 74.8    3.00%  $10,078.2  $ 68.2    2.68%
Time deposits                              9,109.5   121.4      5.34     8,999.1   110.0    4.96     8,809.6   100.4    4.52
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         19,213.3   200.6      4.19    19,107.5   184.8    3.92    18,887.8   168.6    3.54
Federal funds purchased and
  other short-term borrowings              4,682.4    70.3      6.03     4,544.7    65.3    5.83     4,475.3    57.4    5.09
Capital lease obligations                     39.6     1.0      9.81        40.0     1.0    9.85        40.2     1.0    9.79
Long-term debt                               528.9    11.5      8.71       568.2    12.0    8.58       598.2    12.2    8.09
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      24,464.2   283.4      4.65    24,260.4   263.1    4.40    24,001.5   239.2    3.95
Demand deposits                            5,198.5                       4,999.0                     5,081.2
All other liabilities                        381.0                         391.0                       363.3
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                       30,043.7                      29,650.4                    29,446.0
Redeemable preferred stock                     1.1                           1.1                         1.1
Total stockholders' equity                 2,743.1                       2,627.5                     2,565.8
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                 $32,787.9                     $32,279.0                   $32,012.9
============================================================================================================================
Interest rate spread                                            3.43%                       3.58%                       3.66%
Effect of noninterest-bearing funds                              .79                         .70                         .63
- ----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                 $309.9      4.22%             $304.7    4.28%             $309.6    4.29%
============================================================================================================================
Nonaccrual loans are included in average
balances  and interest payments on such
loans are recognized as income on a cash
basis when appropriate. Interest income and
yields are presented on a fully-taxable
equivalent basis using the Federal statutory
income tax rate, net of nondeductible
interest expense. Such adjustments by
earning asset category are as follows:
  Loans                                               $1.6                          $1.9                        $2.2
  Held to maturity securities                          7.0                           7.0                         7.1
  Available for sale securities                         .1                            .1                          .1
  Trading securities
- ----------------------------------------------------------------------------------------------------------------------------
    Total                                             $8.7                          $9.0                        $9.4
============================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                                  1994
- ----------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                     Third Quarter               Second Quarter              First Quarter
- ----------------------------------------------------------------------------------------------------------------------------
                                                   Income/   Yields/             Income/ Yields/             Income/ Yields/
Assets                                     Balance Expense     Rates     Balance Expense   Rates     Balance Expense   Rates
- ----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income            $17,993.9  $369.2      8.14%  $17,596.5  $355.5    8.10%  $17,068.8  $331.8    7.88%
Short-term investments                        83.8      .9      4.41       110.0     1.1    3.95        61.0      .6    3.80
Federal funds sold and securities
  purchased under resale agreements          333.5     4.0      4.75       262.7     2.8    4.21       295.8     2.6    3.54
Held to maturity securities:
  Taxable                                  4,385.0    62.3      5.64     4,385.4    58.9    5.39     4,056.7    48.6    4.86
  Tax-exempt                                 891.7    23.5     10.44       904.8    22.3    9.88       923.9    22.8   10.01
- ----------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities        5,276.7    85.8      6.45     5,290.2    81.2    6.16     4,980.6    71.4    5.82
Available for sale securities              4,578.1    64.9      5.63     4,891.9    66.4    5.45     5,013.5    69.9    5.66
Trading securities                            28.4      .4      5.56        64.2     1.0    6.04        69.5      .8    5.01
- ----------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    28,294.4   525.2      7.37    28,215.5   508.0    7.22    27,489.2   477.1    7.04
Less reserve for loan losses                (384.0)                       (384.4)                     (381.5)
Cash and due from banks                    1,873.6                       1,851.2                     1,816.5
All other assets                           1,845.9                       1,855.3                     1,856.2
- ----------------------------------------------------------------------------------------------------------------------------
  Total assets                           $31,629.9                     $31,537.6                   $30,780.4
============================================================================================================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts           $10,068.7  $ 62.8      2.48%  $10,175.8  $ 59.8    2.36%  $10,232.4  $ 56.9    2.26%
Time deposits                              8,576.7    90.8      4.20     8,582.4    85.9    4.01     8,581.3    84.7    4.00
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         18,645.4   153.6      3.27    18,758.2   145.7    3.12    18,813.7   141.6    3.05
Federal funds purchased and
  other short-term borrowings              4,445.3    49.9      4.45     4,239.3    40.5    3.83     3,446.8    25.5    3.00
Capital lease obligations                     40.5     1.0      9.80        40.8     1.0    9.81        41.0     1.0    9.81
Long-term debt                               592.0    12.0      8.08       587.9    11.5    7.82       588.2    11.0    7.59
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      23,723.2   216.5      3.62    23,626.2   198.7    3.37    22,889.7   179.1    3.17
Demand deposits                            5,041.3                       5,110.3                     5,057.4
All other liabilities                        319.0                         296.4                       341.3
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                       29,083.5                      29,032.9                    28,288.4
Redeemable preferred stock                     1.1                           1.1                         1.2
Total stockholders' equity                 2,545.3                       2,503.6                     2,490.8
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                 $31,629.9                     $31,537.6                   $30,780.4
============================================================================================================================
Interest rate spread                                            3.75%                       3.85%                       3.87%
Effect of noninterest-bearing funds                              .58                         .55                         .53
- ----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                 $308.7      4.33%             $309.3    4.40%             $298.0    4.40%
============================================================================================================================
Nonaccrual loans are included in average
balances  and interest payments on such
loans are recognized as income on a cash
basis when appropriate. Interest income and
yields are presented on a fully-taxable
equivalent basis using the Federal statutory
income tax rate, net of nondeductible
interest expense. Such adjustments by
earning asset category are as follows:
  Loans                                               $1.5                          $1.6                        $1.6
  Held to maturity securities                          7.8                           7.4                         7.6
  Available for sale securities                         .1                            .1                          .1
  Trading securities                                                                  .1
- ----------------------------------------------------------------------------------------------------------------------------
    Total                                             $9.4                          $9.2                        $9.3
============================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                          Six Months Ended June 30
- ------------------------------------------------------------------------------------------------
Average balances (in millions)                       1995                          1994
- ------------------------------------------------------------------------------------------------
                                                   Income/   Yields/             Income/ Yields/
Assets                                     Balance Expense     Rates     Balance Expense   Rates
- ------------------------------------------------------------------------------------------------
Loans, net of unearned income            $19,228.0  $840.2      8.81%  $17,334.1  $687.3    8.00%
Short-term investments                        66.6     1.9      5.70        85.6     1.7    3.89
Federal funds sold and securities
  purchased under resale agreements          512.0    15.4      6.06       279.1     5.4    3.86
Held to maturity securities:
  Taxable                                  4,377.9   131.1      6.04     4,222.0   107.5    5.14
  Tax-exempt                                 851.3    41.9      9.92       914.3    45.1    9.95
- ------------------------------------------------------------------------------------------------
  Total held to maturity securities        5,229.2   173.0      6.67     5,136.3   152.6    5.99
Available for sale securities              4,094.9   129.8      6.39     4,952.3   136.3    5.55
Trading securities                            24.2      .8      6.64        66.8     1.8    5.51
- ------------------------------------------------------------------------------------------------
  Total earning assets                    29,154.9 1,161.1      8.03    27,854.2   985.1    7.13
Less reserve for loan losses                (383.2)                       (382.9)
Cash and due from banks                    1,848.6                       1,834.0
All other assets                           1,914.6                       1,855.8
- ------------------------------------------------------------------------------------------------
  Total assets                           $32,534.9                     $31,161.1
================================================================================================

Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts           $10,106.1  $154.0      3.07%  $10,203.9  $116.7    2.31%
Time deposits                              9,054.6   231.3      5.15     8,581.8   170.6    4.01
- ------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         19,160.7   385.3      4.06    18,785.7   287.3    3.08
Federal funds purchased and
  other short-term borrowings              4,613.9   135.7      5.93     3,845.3    66.0    3.46
Capital lease obligations                     39.8     2.0      9.83        40.9     2.0    9.81
Long-term debt                               548.4    23.5      8.64       588.1    22.5    7.71
- ------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      24,362.8   546.5      4.52    23,260.0   377.8    3.28
Demand deposits                            5,099.3                       5,084.0
All other liabilities                        386.1                         318.7
- ------------------------------------------------------------------------------------------------
  Total liabilities                       29,848.2                      28,662.7
Redeemable preferred stock                     1.1                           1.1
Total stockholders' equity                 2,685.6                       2,497.3
- ------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                 $32,534.9                     $31,161.1
================================================================================================
Interest rate spread                                            3.51%                       3.85%
Effect of noninterest-bearing funds                              .74                         .55
- ------------------------------------------------------------------------------------------------
Net interest margin                                 $614.6      4.25%             $607.3    4.40%
================================================================================================
Nonaccrual loans are included in average
balances  and interest payments on such
loans are recognized as income on a cash
basis when appropriate. Interest income and
yields are presented on a fully-taxable
equivalent basis using the Federal statutory
income tax rate, net of nondeductible
interest expense. Such adjustments by
earning asset category are as follows:
  Loans                                              $ 3.5                         $ 3.2
  Held to maturity securities                         14.0                          15.0
  Available for sale securities                         .2                            .2
  Trading securities                                                                  .1
- ------------------------------------------------------------------------------------------------
    Total                                            $17.7                         $18.5
================================================================================================

                         PART II. OTHER INFORMATION
                         --------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant's Annual Meeting of Shareholders was held on April 25, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.
     At this annual meeting, the shareholders (1) elected management's five director nominees, (2) approved an amendment to the Registrant's
Restated Articles of Incorporation increasing the authorized shares of Common Stock from 150,000,000 to 200,000,000, (3) approved an amendment to the Registrant's 1987 Non-Qualified Stock Option Plan increasing the number of authorized shares of Common Stock issuable under the Plan and (4) approved an amendment to the Registrant's 1991 Incentive Stock Option Plan increasing the number of authorized shares of Common Stock issuable under the Plan. The amendment increasing the authorized shares has no effect on the rights of the holders of Common Stock. There was no solicitation in opposition to management's director nominees.

     Following is a tabulation of the voting for directors:

                                    Voting Cast
                                ---------------------
Nominee                          For        Withheld
- -------                          ---        --------

Richard L. Battram           101,830,157   1,757,412
William E. Cornelius         101,899,189   1,752,455
C. Ray Holman                101,832,407   1,757,096
William E. Maritz             93,373,746   9,166,913
Richard E. Peck              101,317,703   1,915,829

     With respect to the amendment to the Restated Articles of Incorporation, there were 95,479,875 shares voted "For" and 4,618,564 shares voted
"Against", with 1,698,556 shares abstaining and 0 broker non-votes.
     With respect to the amendment to the 1987 Non-Qualified Stock Option
Plan, there were 94,476,877 shares voted "For" and 5,608,877 shares voted "Against", with 1,484,488 shares abstaining and 226,869 broker non-votes.
     With respect to the amendment to the 1991 Incentive Stock Option Plan, there were 95,188,520 shares voted "For" and 4,852,379 shares voted
"Against", with 1,529,227 shares abstaining and 226,869 broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      27.   Boatmen's Bancshares, Inc. Financial Data
            Schedule for the Period Ended June 30, 1995.

(b) Registrant filed a current report on Form 8-K dated April 28, 1995, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.


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


                                           BOATMEN'S BANCSHARES, INC.
                                  --------------------------------------------
                                                 (Registrant)

Date: August 11, 1995
      ---------------
                                              /s/ JAMES W. KIENKER
                                  --------------------------------------------
                                  James W. Kienker, Executive Vice President
                                  and Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)