Form 10-Q
period 1995-09-30
BOATMENS BANCSHARES INC /MO
filed 1995-11-13
CIK 40454

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1995

                                     OR

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ---------- to---------

Commission File number: 1-3750


                           BOATMEN'S BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Missouri                                43-0672260
------------------------------------------------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

    One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri      63101
------------------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

                                    314-466-6000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes    X    No
   --------   ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
   Class of Common Stock                           as of October 31, 1995
------------------------------------------------------------------------------
       $1 Par Value                                     129,371,825

                                                    INDEX


                                        PART I - FINANCIAL INFORMATION
                                        ------------------------------
                                                                                                              PAGE NO.

Item 1 - Financial Statements                                                                                    3

   Consolidated Balance Sheet
   September 30, 1995 and 1994 and December 31, 1994                                                             4

   Consolidated Statement of Income
   Three months and nine months ended September 30, 1995 and 1994                                                5

   Consolidated Statement of Changes in Stockholders' Equity
   Nine months ended September 30, 1995 and 1994                                                                 6

   Consolidated Statement of Cash Flows
   Nine months ended September 30, 1995 and 1994                                                                 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                 8-28


                                         PART II - OTHER INFORMATION
                                         ---------------------------

Item 1 - Legal Proceedings                                                                                     None

Item 2 - Changes in Securities                                                                                 None

Item 3 - Defaults Upon Senior Securities                                                                       None

Item 4 - Submission of Matters to a Vote of Security Holders                                                   None

Item 5 - Other Information                                                                                     None

Item 6 - Exhibits and Reports on Form 8-K                                                                       29

SIGNATURE                                                                                                       29

                     PART I. FINANCIAL INFORMATION
                     -----------------------------



ITEM 1.  FINANCIAL STATEMENTS


      The consolidated financial statements for the three months and nine months ended September 30, 1995 and 1994 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET

(dollars in thousands)                                            September 30, 1995   September 30, 1994    December 31, 1994
-------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                  $ 1,808,462          $ 1,945,730          $ 2,119,579
Short-term investments                                                        60,159               46,877               44,717
Securities:
  Held to maturity                                                         5,028,382            5,287,221            5,216,968
  Available for sale                                                       3,988,383            4,406,551            4,172,964
  Trading                                                                     26,977               25,600               31,674
Federal funds sold and securities purchased
  under resale agreements                                                    686,822              859,543            1,111,720
Loans, net of unearned income                                             19,780,535           18,212,402           18,655,511
  Less reserve for loan losses                                               390,344              382,233              376,618
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                              19,390,191           17,830,169           18,278,893
-------------------------------------------------------------------------------------------------------------------------------
Property and equipment                                                       640,533              633,434              637,500
Other assets                                                               1,311,710            1,228,836            1,264,015
-------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                           $32,941,619          $32,263,961          $32,878,030
===============================================================================================================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                                          $ 5,471,376          $ 4,946,893          $ 5,256,494
Retail savings deposits and interest-bearing
  transaction accounts                                                    10,166,253           10,043,105           10,142,719
Time deposits                                                              8,956,562            8,712,272            9,984,860
-------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                          24,594,191           23,702,270           25,384,073
-------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                                              2,544,449            2,540,135            2,053,609
Short-term borrowings                                                      1,970,946            2,483,500            1,903,182
Capital lease obligations                                                     39,209               40,369               40,098
Long-term debt                                                               524,283              593,968              592,041
Other liabilities                                                            458,489              342,832              342,512
-------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                       30,131,567           29,703,074           30,315,515
-------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                                     1,007                1,142                1,142
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock ($1 par value; 200,000,000 shares authorized)                   129,924              128,823              128,873
Surplus                                                                      988,637              964,500              964,900
Retained earnings                                                          1,761,286            1,527,928            1,593,911
Treasury stock (1,648,866 and 508,698 shares at cost, respectively)          (59,205)                                  (14,516)
Unrealized net depreciation, available for sale securities                   (11,597)             (61,506)            (111,795)
-------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                               2,809,045            2,559,745            2,561,373
-------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                             $32,941,619          $32,263,961          $32,878,030
===============================================================================================================================
Held to maturity securities, market value                                $ 5,026,184          $ 5,140,513          $ 4,965,930
Available for sale securities, amortized cost                              4,007,397            4,506,316            4,354,715
Common stock, shares outstanding                                         128,274,641          128,822,685          128,364,624
===============================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

                                                                   Third quarter ended September 30  Nine months ended September 30
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                  1995           1994           1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                                $439,027       $367,691     $1,275,818       $1,051,759
  Interest on short-term investments                                           1,124            932          3,006            2,586
  Interest on Federal funds sold and securities purchased
    under resale agreements                                                    8,410          3,994         23,795            9,334
  Interest on held to maturity securities
    Taxable                                                                   64,781         62,323        195,890          169,857
    Tax-exempt                                                                13,915         15,678         41,783           45,779
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                             78,696         78,001        237,673          215,636
  Interest on available for sale securities                                   60,747         64,855        190,331          201,037
  Interest on trading securities                                                 521            381          1,280            2,147
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                    588,525        515,854      1,731,903        1,482,499
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                                       204,315        153,659        589,643          441,015
  Interest on Federal funds purchased and other
    short-term borrowings                                                     67,020         49,884        202,709          115,883
  Interest on capital lease obligations                                          968          1,000          2,908            2,990
  Interest on long-term debt                                                  11,334         12,052         34,841           34,528
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                   283,637        216,595        830,101          594,416
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                      304,888        299,259        901,802          888,083
Provision for loan losses                                                     11,130          6,855         30,011           20,441
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                      293,758        292,404        871,791          867,642
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                                  44,624         39,777        131,389          122,190
  Service charges                                                             48,121         47,188        141,415          139,839
  Credit card                                                                 13,084         11,074         36,668           30,581
  Investment banking revenues                                                  8,849          8,660         26,519           28,973
  Mortgage banking operations                                                 19,680         13,509         58,875           45,277
  Securities gains, net                                                          843          1,533          3,704            4,789
  Other                                                                       32,535         27,760         96,819           85,415
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                 167,736        149,501        495,389          457,064
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                                      150,662        146,732        445,575          444,316
  Net occupancy                                                               20,820         21,172         60,407           62,397
  Equipment                                                                   23,128         24,113         69,983           69,710
  FDIC insurance                                                                 773         13,195         27,399           39,914
  Intangible amortization                                                      8,215          8,842         24,150           26,436
  Advertising                                                                  8,055          8,452         24,225           23,122
  Other                                                                       79,871         63,778        244,494          194,532
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                291,524        286,284        896,233          860,427
-----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                                           169,970        155,621        470,947          464,279
Income tax expense                                                            59,332         53,632        165,803          160,686
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                $110,638       $101,989     $  305,144       $  303,593
===================================================================================================================================
  Net income per share                                                          $.86           $.79          $2.37            $2.36
===================================================================================================================================
  Dividends declared per share                                                  $.37           $.34          $1.05            $ .96
===================================================================================================================================
Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on preferred stock. For the nine months, average shares outstanding were 128,984,964 in 1995 and 128,690,369 in
1994. Preferred dividends declared totaled $58 in 1995 and $60 in 1994.


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Unrealized Net
                                                                                                         Appreciation,
                                         Common Stock                               Treasury Stock      (Depreciation)
                                      ------------------               Retained   ------------------     Available for
(in thousands)                         Shares    Amount     Surplus    Earnings    Shares    Amount    Sale Securities       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994              128,127  $128,127    $955,324  $1,334,244        --        --          $  42,252  $2,459,947
Net income                                 --        --          --     303,593        --        --                 --     303,593
Cash dividends declared:
  Common ($.96 per share)                  --        --          --    (100,385)       --        --                 --    (100,385)
  Redeemable preferred                     --        --          --         (60)       --        --                 --         (60)
  By pooled company prior
    to merger--common                      --        --          --      (9,464)       --        --                 --      (9,464)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                    273       273       3,389          --        --        --                 --       3,662
Common stock issued upon
  acquisition of subsidiary               411       411       5,700          --        --        --                 --       6,111
Adjustment for treasury stock
  activity--pooled company                 (4)       (4)       (126)         --        --        --                 --        (130)
Common stock issued upon
  conversion of convertible
  subordinated debentures                  16        16         240          --        --        --                 --         256
Adjustment of available for sale
  securities to market value               --        --          --          --        --        --           (103,758)   (103,758)
Other, net                                 --        --         (27)         --        --        --                 --         (27)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1994           128,823   128,823     964,500   1,527,928        --        --            (61,506)  2,559,745
===================================================================================================================================
BALANCE, JANUARY 1, 1995              128,873   128,873     964,900   1,593,911      (509)  (14,516)          (111,795)  2,561,373
Net income                                 --        --          --     305,144        --        --                 --     305,144
Cash dividends declared:
  Common ($1.05 per share)                 --        --          --    (135,144)       --        --                 --    (135,144)
  Redeemable preferred                     --        --          --         (58)       --        --                 --         (58)
  By pooled company prior
    to merger--common                      --        --          --      (2,565)       --        --                 --      (2,565)
Acquisition of Treasury stock              --        --          --          --    (1,962)  (68,965)                --     (68,965)
Common stock issued pursuant to
  various employee and shareholder
  stock issuance plans                    468       468       6,779          --       532    16,234                 --      23,481
Common stock issued upon purchase
  acquisition of subsidiaries             578       578      16,912          --       289     8,008                 --      25,498
Common stock issued upon conversion
  of convertible subordinated
  debentures                                5         5          65          --         1        34                 --         104
Adjustment of available for sale
   securities to market value              --        --          --          --        --        --            100,198     100,198
Other, net                                 --        --         (19)         (2)       --        --                 --         (21)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995           129,924  $129,924    $988,637  $1,761,286    (1,649) $(59,205)         $ (11,597) $2,809,045
===================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended September 30 (in thousands)                                                                 1995           1994
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                              $   412,092    $   526,333

Investing Activities:
  Net (increase) decrease in Federal funds sold and securities purchased under resale agreements           426,573       (360,688)
  Net increase in loans                                                                                 (1,077,990)    (1,223,835)
  Proceeds from the sales of foreclosed property                                                            27,287         33,727
  Proceeds from the maturity of held to maturity securities                                                582,496        807,677
  Purchases of held to maturity securities                                                                (376,033)    (1,511,127)
  Proceeds from the maturity of available for sale securities                                              696,906      1,314,371
  Proceeds from the sales of available for sale securities                                                 138,292         64,069
  Purchases of available for sale securities                                                              (465,829)      (411,494)
  Net increase in short-term investments                                                                   (15,442)       (20,866)
  Net increase in property and equipment                                                                   (59,545)       (87,615)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                                      (123,285)    (1,395,781)
==================================================================================================================================

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                                                            490,840        416,133
  Net decrease in deposits                                                                                (918,717)      (592,993)
  Net increase in short-term borrowings                                                                     67,539      1,321,629
  Payments on long-term debt                                                                               (70,141)        (6,348)
  Proceeds from the issuance of long-term debt                                                                             30,350
  Payments on capital lease obligations                                                                       (889)          (806)
  Cash dividends paid                                                                                     (122,937)      (104,642)
  Acquisition of treasury stock                                                                            (68,965)
  Common stock issued pursuant to various employee and
    shareholder stock issuance plans                                                                        23,481          3,662
  Decrease in redeemable preferred stock                                                                      (135)           (13)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                                      (599,924)     1,066,972
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                                                            (311,117)       197,524
Cash and due from banks at beginning of year                                                             2,119,579      1,748,206
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30                                                                $ 1,808,462    $ 1,945,730
==================================================================================================================================

For the nine months ended September 30, 1995 and 1994, interest paid totaled
$814 million and $575 million, respectively, and income taxes paid totaled
$146 million and $164 million. Additional common stock was issued upon the conversion of $108 thousand of the Corporation's convertible debt for the nine months ended September 30, 1995, and $190 thousand for the same period a year ago. Loans transferred to foreclosed property totaled $7.4 million in 1995, and $16.2 million in 1994. In 1995, assets and liabilities of purchased subsidiaries at dates of acquisition included investment securities of $57 million, loans of $74 million, other assets of $36 million, deposits of $129 million and other liabilities of $1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1: Summary of Selected Financial Information
                                                      Third quarter ended September 30     Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------
(in millions except per share data)                     1995        1994    % change        1995          1994    % change
---------------------------------------------------------------------------------------------------------------------------
Share Data
Net income                                              $.86        $.79         8.9%     $ 2.37        $ 2.36          .4%
Net income before nonrecurring merger expenses                                              2.53          2.36         7.2
Dividends declared                                       .37         .34         8.8        1.05           .96         9.4
Book value at period end                                                                   21.90         19.87        10.2
Tangible book value at period end                                                          19.36         17.38        11.4
Common shares:
  Average outstanding for the period                                                       129.0         128.7          .2
  Outstanding at period end                                                                128.3         128.8         (.4)
---------------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                   $304.9      $299.3         1.9%     $901.8        $888.1         1.5%
Provision for loan losses                               11.1         6.9        62.4        30.0          20.4        46.8
Noninterest income                                     167.7       149.5        12.2       495.4         457.1         8.4
Noninterest expense                                    291.5       286.3         1.8       896.2<F1>     860.4         4.2
Net income                                             110.6       102.0         8.5       305.1         303.6          .5
Net income before nonrecurring merger expenses                                             325.1         303.6         7.1
---------------------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                                           $32,941.6     $32,264.0         2.1%
Loans                                                                                   19,780.5      18,212.4         8.6
Securities                                                                               9,016.8       9,693.8        (7.0)
Deposits                                                                                24,594.2      23,702.3         3.8
Long-term debt                                                                             524.3         594.0       (11.7)
Stockholders' equity                                                                     2,809.0       2,559.7         9.7
---------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Return on assets                                        1.34%       1.29%                   1.24%         1.29%
Return on assets before nonrecurring merger expenses                                        1.33          1.29
Return on equity                                       15.77       16.03                   14.92         16.11
Return on equity before nonrecurring merger expenses                                       15.90         16.11
Net interest margin                                     4.21        4.33                    4.24          4.37
Noninterest income/operating income                     34.9        32.6                    34.8          33.3
Efficiency ratio                                        60.6        62.5                    63.0          62.7
Efficiency ratio before nonrecurring merger expenses                                        61.1          62.7
Capital ratios:
  Equity to assets                                                                          8.53          7.93
  Risk-based capital:
    Tier I capital                                                                         11.05         10.95
    Total capital                                                                          14.09         14.19
  Tier I leverage ratio                                                                     7.85          7.32
---------------------------------------------------------------------------------------------------------------------------
Asset Quality
Nonperforming loans                                                                       $131.0        $167.0       (21.6)%
Nonperforming assets                                                                       176.4         272.3       (35.2)
Nonperforming loans to total loans                                                           .66%          .91%
Nonperforming assets to total loans and foreclosed
  property                                                                                   .89          1.48
Loan reserve to nonperforming loans                                                       298.00        228.86
Loan reserve to net loans                                                                   1.97          2.10
Annualized net charge-offs to average loans                                                  .14           .12
===========================================================================================================================

<F1> Includes nonrecurring merger expenses of $26 million.

ACQUISITION OVERVIEW
      Over the last several years the Corporation has made numerous acquisitions establishing significant market positions in Missouri, Arkansas and New Mexico, and sizable presences in Iowa, Illinois, Tennessee, Oklahoma and Texas. The acquisition program has three objectives: geographic diversification, growth in retail market share, and additional earnings generation capacity. The Corporation's geographic profile provides significant credit and economic risk diversification in that the operation is not significantly dependent on any major market. All of the Corporation's major markets are currently experiencing favorable economic conditions. In 1994 and through the nine months of 1995, the Corporation completed eight acquisitions in five states aggregating $4.3 billion in total assets. The Corporation continues to expand its franchise as opportunities arise and, at September 30, 1995, had 3 acquisitions pending aggregating approximately $7.8 billion in assets. The Corporation's operations currently span nine states, with services delivered from over 500 branch locations and approximately 550 off-premise ATM's. A summary of the acquisitions consummated in 1994 and 1995, and those pending at September 30, 1995, follows.

Table 2: Acquisitions--1995 and 1994

                                                                                                                         Accounting
                                                  Date    State            Assets          Price         Shares issued   method
------------------------------------------------------------------------------------------------------------------------------------
Completed
Woodland Bancorporation, Inc.                     3/94    Oklahoma   $ .1 billion   $ 12 million stock      .4 million   Pooling
Eagle Management and Trust Company                5/94    Texas                --      3 million cash               --   Purchase
Dalhart Bancshares, Inc.                          1/95    Texas        .1 billion     23 million stock      .7 million   Pooling
National Mortgage Company                         1/95    Tennessee    .2 billion    153 million stock     5.0 million   Pooling
Worthen Banking Corporation                       2/95    Arkansas    3.5 billion    595 million stock    17.1 million   Pooling
Salem Community Bancorp, Inc.                     2/95    Illinois     .1 billion      8 million stock      .3 million   Purchase
West Side Bancshares, Inc.                        4/95    Texas        .1 billion     18 million stock      .6 million   Purchase
First National Bank in Pampa                      5/95    Texas        .2 billion     42 million stock     1.4 million   Pooling
------------------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                             $4.3 billion
====================================================================================================================================

Pending at September 30, 1995
Citizens Bancshares Corporation<F1>                       Arkansas   $ .2 billion   $ 38 million stock     1.1 million   Purchase
Tom Green National Bank                                   Texas        .1 billion      9 million stock      .2 million   Purchase
Fourth Financial Corporation                              Kansas      7.5 billion    1.2 billion stock    31.0 million   Pooling
------------------------------------------------------------------------------------------------------------------------------------
  Total assets of pending transactions                               $7.8 billion
====================================================================================================================================

<F1> Completed on October 27, 1995.

Table 3: Asset Distribution
September 30, 1995 (dollars in billions)                       Assets                    % of total                     Locations
---------------------------------------------------------------------------------------------------------------------------------
Missouri                                                        $17.8                          54.1%                          169
Arkansas                                                          4.3                          13.1                           141
New Mexico                                                        3.3                          10.0                            66
Texas                                                             2.2                           6.7                            35
Oklahoma                                                          1.9                           5.8                            37
Iowa                                                              1.2                           3.7                            33
Illinois                                                          1.1                           3.3                            21
Tennessee                                                          .9                           2.7                            15
Kansas                                                             .2                            .6                             3
---------------------------------------------------------------------------------------------------------------------------------
Total                                                           $32.9                         100.0%                          520
=================================================================================================================================

Arkansas Acquisitions
      On February 28, 1995, the Corporation acquired Worthen Banking Corporation (Worthen), headquartered in Little Rock, Arkansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement the Corporation exchanged one share of its common stock for each Worthen share, resulting in the issuance of approximately 17.1 million shares. Worthen, subsequently renamed Boatmen's Arkansas, Inc., was the second largest banking organization in Arkansas, with approximately $3.5 billion in assets, operating 101 retail banking offices throughout Arkansas and six offices in the Austin, Texas area. The acquisition of Worthen increased the Corporation's asset base in Arkansas to approximately $4.3 billion, making the Corporation the market leader in Arkansas.
      On October 27, 1995, the Corporation acquired Citizens Bancshares Corporation (Citizens), located in Jonesboro, Arkansas, in a stock transaction accounted for as a purchase. The acquisition of Citizens, with assets of approximately $225 million, resulted in the issuance of approximately 1.1 million shares of common stock from treasury stock acquired in the open market.

Mortgage Banking Acquisition
      On January 31, 1995, the Corporation acquired National Mortgage Company and certain affiliates (National Mortgage), headquartered in Memphis, Tennessee, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged approximately 5.0 million shares of its common stock for all of the stock of National Mortgage. At the date of announcement, the transaction had a value of approximately $153 million, which represented 1.2% of National Mortgage's mortgage servicing portfolio. National Mortgage is a full-service mortgage banking company which originates home loans through company-operated offices as well as through a network of over 300 correspondents located in the southern and midwestern United States, and presently services mortgage loans totaling approximately $21.0 billion.

Texas Acquisitions
      On August 30, 1995, the Corporation announced a definitive agreement to acquire Tom Green National Bank, located in San Angelo, Texas, in a stock transaction to be accounted for as a purchase. The acquisition of Tom Green National Bank, with assets of approximately $80 million, will result in the issuance of approximately .2 million shares of common stock from treasury stock acquired in the open market. This transaction, which is subject to regulatory and shareholder approval, is expected to be completed in the first quarter of 1996.
      On January 31, 1995, the Corporation acquired Dalhart Bancshares, Inc. (Dalhart), a one bank holding company located in Dalhart, Texas, with assets of approximately $140 million, in a pooling transaction involving the issuance of approximately .7 million shares of common stock for all of the shares of Dalhart.
      On April 1, 1995, the Corporation acquired West Side Bancshares, Inc. (West Side), a one bank holding company located in San Angelo, Texas, in a stock transaction accounted for as a purchase. The acquisition of West Side, with assets of approximately $142 million, resulted in the issuance of approximately .6 million shares of common stock.
      On May 31, 1995, the Corporation acquired First National Bank in Pampa (Pampa), with assets of approximately $166 million, in a pooling transaction involving the issuance of approximately 1.35 million shares of common stock for all of the shares of Pampa.
      On May 6, 1994, the Corporation completed the acquisition of Eagle Management and Trust Company (Eagle), an investment advisory firm located in Houston, Texas. Eagle, with $1.3 billion in trust assets, is managed by the Corporation's trust subsidiary.

Illinois Acquisition
      On February 28, 1995, the Corporation acquired Salem Community Bancorp, Inc. (Salem), a one bank holding company located in Salem, Illinois, in a stock transaction accounted for as a purchase, resulting in the issuance of
 .3 million shares of common stock. Salem has two locations and approximately $80 million in assets.

Oklahoma Acquisition
      On March 31, 1994, the Corporation acquired Woodland Bancorp, Inc. (Woodland), a retail banking organization located in Tulsa, Oklahoma, with assets of approximately $65 million, in a pooling transaction resulting in the issuance of .4 million shares of common stock.

Kansas Acquisition
      On August 25, 1995, the Corporation announced a definitive agreement to acquire Fourth Financial Corporation (Fourth Financial), headquartered in Wichita, Kansas, in a transaction to be accounted for as a pooling of interests. Under terms of the agreement, the Corporation will exchange one share of its common stock for each Fourth Financial share, resulting in the issuance of approximately 31.0 million shares, assuming conversion of preferred stock and exercise of stock options. Fourth Financial is the largest banking company in Kansas, with approximately $7.5 billion in assets, operating 87 retail banking offices in Kansas, 56 in Oklahoma and four in Missouri. The acquisition of Fourth Financial will give the Corporation the leading deposit market share in Kansas and Oklahoma. The acquisition, which is subject to approval by the Corporation's and Fourth Financial's shareholders and regulatory agencies, is expected to be completed in the first quarter of 1996.

Nonrecurring Merger Expenses
      The acquisitions of Worthen, National Mortgage, Dalhart and Pampa resulted in recognition of pre-tax nonrecurring merger expenses totaling $26.0 million, consisting primarily of investment banking, legal and other professional fees, severance and retention costs, obsolete equipment write-offs and estimated costs to close duplicate branches. The major components of the merger expenses are quantified in Table 4.

Table 4: Nonrecurring Merger Expenses

(in millions)
---------------------------------------------------------------------
Investment banking, legal, and other professional fees          $ 9.7
Equipment and software write-offs, and branch closings            6.4
Compensation costs                                                4.6
Other                                                             5.3
---------------------------------------------------------------------
Total                                                           $26.0
=====================================================================

EARNINGS OVERVIEW
      Net income for the third quarter of 1995 increased to $110.6 million, up 8.5% from the same period of last year, and net income per share was $.86, an increase of 8.9%. For the nine months, net income, before the impact of nonrecurring merger expenses, increased 7.1% to $325.1 million, and net income per share was $2.53, compared to $2.36 a year ago. The earnings growth reflected higher net interest income and noninterest income, offset in part by a higher provision for loan losses and higher noninterest expense. Net income in 1995 was reduced by after-tax merger expenses totaling $20.0 million or $.16 per share. Including merger expenses, net income for the nine months of 1995 was $305.1 million or $2.37 per share. Previously reported financial statements of prior periods have been restated to reflect the pooling-of-interests acquisitions which were completed in the nine months of 1995. Purchase acquisitions completed during the period had no material impact on results of operations.
      For the third quarter, the return on average assets was 1.34% and the return on equity was 15.77%, compared to 1.29% and 16.03%, respectively, for the same period last year. For the nine months, the return on average assets before nonrecurring merger expenses was 1.33% and the return on equity was 15.90%, compared to 1.29% and 16.11%, respectively, in 1994. Including merger expenses, the return on assets for the nine months of 1995 was 1.24% and the return on equity was 14.92%.
      Net interest income, on a fully-taxable equivalent basis, increased 1.5% over the third quarter of 1994 and 1.3% for the nine months due to moderate average earning asset growth, which was partially offset by an anticipated contraction in the net interest margin. The net interest margin was 4.21% for the third quarter of 1995 and 4.24% for the nine months, decreases of 12 and 13 basis points from the prior year periods, respectively.
      Noninterest income increased 12.2% over the third quarter of 1994 and 8.4% for the nine months primarily due to growth in trust fees, mortgage banking revenues and credit card income.
      Noninterest expense, excluding nonrecurring merger expenses, increased 1.8% from the third quarter of 1994 and 1.1% for the nine months, reflective of ongoing initiatives to control operating costs. Noninterest expense in the third quarter of 1995 included the favorable impact of an $11 million refund from the FDIC as the Bank Insurance Fund reached its targeted recapitalization limit, which was partially offset by higher levels of yield maintenance and fund support related to the short-term money market fund of the Corporation's trust subsidiary, higher compensation expense and an increase in reserves for litigation. Including nonrecurring merger expenses, noninterest expense for the nine months was $896.2 million.
      The provision for loan losses for the third quarter of 1995 was $11.1 million, up from $6.9 million for the same period of last year. For the nine months, the provision for loan losses totaled $30.0 million, compared to $20.4 million in 1994. For the nine months, net loan charge-offs were $20.0 million, compared to $15.4 million in 1994, and annualized net charge-offs as a percentage of average loans were .14% in 1995 and .12% in 1994.
      Presented in Table 5 is an income statement analysis expressed on a per share basis for the three months and nine months ended September 30, 1995, compared to the same periods last year and the three months ended June 30, 1995. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis

                                                         3rd Qtr. '95                  3rd Qtr. '95                       YTD '95
Per share                                            vs. 3rd Qtr. '94              vs. 2nd Qtr. '95                   vs. YTD '94
----------------------------------------------------------------------------------------------------------------------------------
Net income per share prior period                                $.79                          $.84                         $2.36
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               .04                           .03                           .11
Provision for loan losses                                        (.03)                         (.01)                         (.08)
Noninterest income                                                .14                           .02                           .30
Noninterest expense                                              (.04)                          .01                          (.12)
Nonrecurring merger expenses                                                                                                 (.16)
Income tax expense                                               (.04)                         (.03)                         (.04)
----------------------------------------------------------------------------------------------------------------------------------
Net increase                                                      .07                           .02                           .01
----------------------------------------------------------------------------------------------------------------------------------
Net income per share current period                              $.86                          $.86                         $2.37
==================================================================================================================================

 NET INTEREST INCOME AND INTEREST RATE RISK MANAGEMENT

Table 6: Summary of Net Interest Income

                                                 Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                     1995           1994       % change           1995           1994       % change
---------------------------------------------------------------------------------------------------------------------------------
Average loans                                $19,817.3      $17,993.9           10.1%     $19,426.6      $17,556.5           10.7%
Average earning assets                        29,518.1       28,294.4            4.3       29,277.3       28,002.6            4.6
Average core deposits                         21,588.6       20,700.0            4.3       21,221.4       20,843.2            1.8
Average purchased funds                        5,747.4        5,558.4            3.4        5,908.7        5,165.1           14.4
Net interest income (FTE)                        313.2          308.7            1.5          927.8          915.9            1.3
Net interest margin                               4.21%          4.33%                         4.24%          4.37%
=================================================================================================================================

      Net interest income, on a fully-taxable equivalent basis, increased 1.5% over the third quarter of 1994 and 1.3% for the nine months as growth in average earning assets more than offset an anticipated contraction in the net interest margin.
      Average earning assets increased 4.3% over the third quarter and 4.6% for the nine months, primarily due to strong loan growth. Loans, the highest yielding earning asset, increased 10.1% over the third quarter of 1994 and 10.7% for the nine months. Loans represented 66.4% of average earning assets for the nine months of 1995 compared to 62.7% for the same period last year. Held to maturity and available for sale securities decreased 7.9% for the nine months, and represented 31.5% of average earning assets, down from 35.7% for the nine months of 1994. The decline in the securities portfolio reflects redeployment of proceeds from maturing securities to the loan portfolio.
      The net interest margin for the third quarter of 1995 was 4.21% compared to 4.33% for the same period last year. A similar decline occurred for the nine month period, primarily due to rising short-term interest rates and an inverted yield curve which restricted the net interest margin due to the Corporation's modest liability sensitive position. The average yield on earning assets for the nine months of 1995 increased 82 basis points from the same period last year; however, during this same period the average rate paid on interest-bearing liabilities increased 116 basis points as the average rate paid on interest-bearing deposits increased 96 basis points. The funding cost also reflects a shift in deposit mix from lower-cost savings deposits to higher-cost money market deposit accounts.
      Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure (earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments, and off-balance sheet instruments such as interest rate swaps. The assumptions used in the model are intentionally designed to be conservative in that the balance sheet is held static for the entire 12 month simulation horizon; therefore, the model is not intended to represent an income forecast. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is approximately 2%, assuming a gradual 160 basis point increase in interest rates, and no active management of the balance sheet components in response to the interest rate rise.
      An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities. If no other management action is taken, these core banking activities, which include lending and deposit products, result in an asset-sensitive position. Accordingly, the Corporation utilizes a variety of discretionary on- and off-balance sheet strategies to prudently manage the overall interest rate sensitivity position. One such example of a recently employed off-balance sheet strategy is the use of an auto-loan securitization program. In the third quarter of this year, The Boatmen's National Bank of St. Louis filed a shelf registration statement with the Securities and Exchange Commission providing for the offering of up to $600 million of asset-backed certificates under an auto-loan securitization program. During the third quarter, $300 million of such certificates were sold, resulting in the elimination of interest rate risk associated with holding fixed-rate loans. Another off-balance sheet strategy used by the Corporation in managing its overall interest rate sensitivity position is the use of interest rate swaps to alter the rate sensitivity characteristics of various assets and liabilities. Asset securitizations and interest rate swaps are effective mechanisms to manage interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of interest rate swaps over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and is controlled and monitored within the overall context of the aforementioned asset/liability management policies.

      In 1995, $850 million of new swaps were added and $274 million matured such that at September 30, 1995, interest rate swaps totaled $2.9 billion. The most recent swaps were executed as a means to convert a portion of the Corporation's variable rate bank notes to fixed rate instruments. Interest rate swaps executed in prior years were undertaken to modify the interest rate sensitivity of subordinated debt as well as alter the interest rate sensitivity of the Corporation's prime-based loan portfolio. The Corporation's remaining swap position from prior years includes $1.7 billion of swaps that are used to convert prime-based loans to fixed rate instruments, $.1 billion of swaps that are used to alter the pricing basis on a small portion of the prime-based loan portfolio, and $.2 billion of swaps that convert fixed rate debt to a floating rate instrument. The prime-based loan portfolio (approximately $6.0 billion) is the primary cause of the large asset sensitivity position of the core banking activity as it is primarily funded by deposit liabilities that are less sensitive to movements in market interest rates. As a means to alter the interest rate sensitivity of the prime-based portfolio, the Corporation has used interest rate swaps to convert a portion of these loans to fixed rate instruments. Additionally, for differing maturities, the Corporation has utilized swaps to convert a portion of its long-term fixed rate debt to a floating rate basis and to convert a portion of its short-term floating rate bank notes to a fixed rate instrument. Periodic correlation assessments are performed to ensure that the swap instruments are effectively modifying the interest rate characteristics of the respective balance sheet items. The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index. The interest rate swap programs are consistent with management's objective of balancing the interest rate sensitivity of the core banking activity.
      As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. The average rate received at September 30, 1995, was 5.69% compared to an average rate paid of 6.14%, and the average remaining maturity of the total portfolio was approximately one year. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent re-set date and will adjust with future movements in this index. Table 8 provides information related to weighted average rates paid and received, maturity profile, and fair values of the major swap programs in place at September 30, 1995, and September 30, 1994. The estimated fair value of the swap portfolio was a negative $25.4 million at September 30, 1995, based on discounted cash flow models. In that these swaps are valued using anticipated forward interest rates at quarter end, the estimated fair value is not necessarily indicative of the future net interest potential of the portfolio over its remaining life.

Table 7: Interest Rate Swap Portfolio Activity

(in millions)                            Receive Fixed      Pay Fixed    Basis Swaps          Total
---------------------------------------------------------------------------------------------------
Notional amount, December 31, 1994              $2,000          $  31          $ 250         $2,281
  Additions                                                       850                           850
  Maturities                                      (149)            (2)          (123)          (274)
---------------------------------------------------------------------------------------------------
Notional amount, September 30, 1995             $1,851           $879          $ 127         $2,857
===================================================================================================
Average remaining maturity (years)                 1.0             .7             .5             .9
Weighted average rate received                    5.52%          5.94%          6.50%          5.69%
Weighted average rate paid                        6.07           6.29           6.05           6.14
===================================================================================================


Table 8: Interest Rate Swap Portfolio

                                                                     Weighted                     Estimated
                                                                   Average Rate            -----------------------
September 30, 1995                            Notional       -----------------------       Maturity           Fair
(in millions)                                   Amount        Receive            Pay        (years)          Value
------------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                                 $1,651           5.60%          6.08%           1.1         $(22.8)
  Basis swaps                                      127           6.50           6.05             .5             .5
------------------------------------------------------------------------------------------------------------------
    Total                                        1,778           5.66           6.07            1.0          (22.3)

Long-term debt swaps                               200           4.87           5.99             .7            (.3)
Bank note liability swaps                          850           5.93           6.21             .7           (2.1)
Other                                               29           6.11           8.81             .6            (.7)
------------------------------------------------------------------------------------------------------------------
Total                                           $2,857           5.69%          6.14%            .9         $(25.4)
==================================================================================================================

                                                                     Weighted                     Estimated
                                                                   Average Rate            -----------------------
September 30, 1994                            Notional       -----------------------       Maturity           Fair
(in millions)                                   Amount        Receive            Pay        (years)          Value
------------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                                 $1,800           5.59%          5.11%           1.8        $(116.2)
  Basis swaps                                      200           5.08           4.93             .3           (1.5)
------------------------------------------------------------------------------------------------------------------
    Total                                        2,000           5.54           5.09            1.7         (117.7)

Long-term debt swaps                               200           4.87           5.13            1.7           (4.5)
Other                                               81           5.03           6.46            1.1           (1.1)
------------------------------------------------------------------------------------------------------------------
Total                                           $2,281           5.46%          5.14%           1.6        $(123.3)
==================================================================================================================

      Viewed in isolation, the swap portfolio decreased net interest income by approximately $3.1 million in the third quarter of 1995 and $11.0 million for the nine months, resulting in a reduction in the net interest margin of approximately 5 basis points in each period. In 1994, the swap portfolio increased net interest income by $16.3 million for the nine months adding approximately 7 basis points to the margin. The results from the simulation model indicate that in a rising rate environment the net interest contribution from the swap portfolio will lessen as the variable component resets upward. Based on interest rates at September 30, 1995, it is anticipated that the swap portfolio will reduce net interest income by approximately $14 million in 1995. However, it is anticipated that this will be offset by a higher contribution from core banking activities.
      Approximately 62% of the portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately 1.3 years. Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
      While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. The notional amount of the customer swap portfolio at September 30, 1995, totaled approximately $479 million. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties.


NONINTEREST INCOME

Table 9: Summary of Noninterest Income

                                                 Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                     1995           1994       % change           1995           1994       % change
---------------------------------------------------------------------------------------------------------------------------------
Trust fees                                      $ 44.6         $ 39.8           12.2%        $131.4         $122.2            7.5%
Service charges                                   48.1           47.2            2.0          141.4          139.8            1.1
Credit card                                       13.1           11.1           18.2           36.7           30.6           19.9
Investment banking revenues                        8.9            8.7            2.2           26.5           29.0           (8.5)
Mortgage banking operations                       19.7           13.5           45.7           58.9           45.3           30.0
Securities gains, net                               .8            1.5          (45.0)           3.7            4.8          (22.7)
Other                                             32.5           27.7           17.2           96.8           85.4           13.4
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                      $167.7         $149.5           12.2%        $495.4         $457.1            8.4%
=================================================================================================================================
As % of operating income                          34.9%          32.6%                         34.8%          33.3%
---------------------------------------------------------------------------------------------------------------------------------
Revenue per full-time equivalent employee
  (in thousands)                                $113.8         $105.0                        $112.3         $104.2
=================================================================================================================================

Table 10: Summary of Mortgage Banking Operations

                                                 Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                     1995           1994       % change           1995           1994       % change
---------------------------------------------------------------------------------------------------------------------------------
Servicing fees <F1>                              $13.8          $14.0           (1.4)%        $40.4          $40.8           (1.0)%
Origination fees                                   2.8             .5          460.0            4.7            5.5          (14.5)
Late fees                                          2.6            2.2           18.2            7.4            7.1            4.2
Gains (losses) on sales of loans                    .5           (3.2)         115.6           (1.5)          (8.1)          81.5
Gain on sale of mortgage servicing rights                                                       7.9
---------------------------------------------------------------------------------------------------------------------------------
  Total mortgage banking operations              $19.7          $13.5           45.7%         $58.9          $45.3           30.0%
=================================================================================================================================

<F1> Net of mortgage servicing rights amortization.

      Noninterest income increased 12.2% over the third quarter of 1994 and 8.4% for the nine months, primarily due to growth in trust fees, mortgage banking revenues and credit card income. Noninterest income as a percentage of operating revenues improved to 34.8% for the nine months of 1995 from 33.3% for the same period of last year.
      Trust fees increased 12.2% over the third quarter of 1994 and 7.5% for the nine months, due to new business within the pension/institutional and personal trust lines of business, and an increase in market values of trust assets on which some fees are based. Trust assets under management totaled $47.6 billion at September 30, 1995, compared to $36.5 billion at September 30, 1994, and $37.4 billion at December 31, 1994.
      Service charge income totaled $48.1 million in the third quarter of 1995 and $141.4 million for the nine months, increases of 2.0% and 1.1% over the prior year periods, respectively. Service charges in 1995 included growth in retail fees which were offset by lower analysis fees on corporate customer accounts. The lower level of corporate analysis fees is primarily a function of corporate customers paying for services in the form of deposit balance maintenance in lieu of fees. Credit card income increased 18.2% over the third quarter of 1994, and 19.9% for the nine months, primarily due to growth in cardholder revenues. Investment banking revenues increased 2.2% over the third quarter of 1994 primarily due to higher levels of foreign exchange income, but were down 8.5% for the nine months due primarily to a reduction in the sales volume of various retail brokerage products.
      Income from mortgage banking operations totaled $19.7 million in the third quarter of 1995, and $58.9 million for the nine months, increases of 45.7% and 30.0%, respectively, over the prior year periods. Mortgage banking revenues in 1995 include a $7.9 million gain recognized in the first quarter on the sale of approximately $700 million of mortgage servicing rights. In the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights." SFAS 122 requires capitalization of purchased mortgage servicing rights as well as internally originated mortgage servicing rights. Since adoption, the Corporation has capitalized approximately $2 million of internally generated mortgage servicing rights which are being amortized over the estimated servicing period of the related loans. At September 30, 1995, mortgage servicing rights totaled $56.8 million, with a fair value of approximately $80.6 million. Mortgage servicing rights are stratified into pools of Government, conventional, and adjustable-rate mortgages and evaluated for impairment measurement. Through the first nine months of 1995, no impairment valuation writedowns were required. Table 10 summarizes the components of mortgage banking revenues.
      Other noninterest income increased $11.4 million or 13.4% over the nine months of 1994 primarily due to a $4.9 million gain on the sale of an ownership interest in a regional electronic funds transfer network and a $1.2 million divestiture gain on the sale of an Arkansas branch which was required to be sold under regulatory conditions of the Worthen acquisition agreement. Other noninterest income in 1995 was also supplemented by higher gains on sales of student loans and other assets, investment appreciation in bank-owned life insurance, and increased revenue from debit cards and syndication fees. Other noninterest income in 1994 included a $4 million gain from the sale of a building owned by Worthen.

NONINTEREST EXPENSE

Table 11: Summary of Noninterest Expense

                                                 Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                     1995           1994       % change           1995           1994       % change
---------------------------------------------------------------------------------------------------------------------------------
Staff expense                                   $150.7         $146.7            2.7%        $445.6         $444.3             .3%
Occupancy                                         20.8           21.2           (1.7)          60.4           62.4           (3.2)
Equipment                                         23.1           24.1           (4.1)          70.0           69.7             .4
FDIC insurance                                      .8           13.2          (94.1)          27.4           39.9          (31.4)
Credit card                                        4.1            4.2           (2.4)          10.5           11.5           (8.7)
Printing, postage, paper                          12.3           11.6            6.0           36.2           35.4            2.3
Intangible amortization                            8.2            8.8           (7.1)          24.2           26.4           (8.6)
Professional fees                                  5.5            5.4            1.9           15.6           18.5          (15.7)
Federal Reserve processing charges                 2.3            2.7          (14.8)           7.2            8.1          (11.1)
Advertising                                        8.1            8.5           (4.7)          24.2           23.1            4.8
Communications                                     7.0            6.1           14.8           20.0           18.6            7.5
Other                                             48.6           33.8           43.8          154.9          102.5           51.1
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                     $291.5         $286.3            1.8%        $896.2         $860.4            4.2%
=================================================================================================================================

Efficiency ratio                                  60.6%          62.5%                         63.0%          62.7%
Efficiency ratio excluding nonrecurring
  merger expenses                                                                              61.1           62.7
Number of full-time equivalent employees                                                     16,823         17,319
=================================================================================================================================

      Noninterest expense totaled $291.5 million for the third quarter of 1995 and $896.2 million for the nine months, increases of 1.8% and 4.2% from the prior year periods, respectively. Noninterest expense levels in 1995 included nonrecurring merger expenses totaling approximately $26 million consisting of investment banking and other professional fees, severance costs, obsolete equipment write-offs and estimated costs to close duplicate branches. Excluding merger expenses, noninterest expense was held to an increase of 1.1% for the nine months, reflective of ongoing initiatives to control operating expenses. The efficiency ratio improved to 60.6% for the third quarter of 1995 compared to 62.5% for the same period of last year. For the nine months, the efficiency ratio before merger expenses improved to 61.1% from 62.7% in 1994. Including merger expenses, the efficiency ratio for the nine months of 1995 was 63.0%.
      Staff expense, which represents approximately 50% of total noninterest expense, increased 2.7% from the third quarter of 1994 and .3% for the nine months. Full-time equivalent employees (FTE's) decreased from 17,319 at September 30, 1994 to 16,823 at September 30, 1995.
      FDIC insurance expense totaled $.8 million for the third quarter of 1995 and $27.4 million for the nine months, decreases of 94.1% and 31.4% from the prior year periods, respectively. In the third quarter of 1995, the Corporation's subsidiary banks received reimbursements from the FDIC totaling approximately $11 million, representing overpayments to the Bank Insurance Fund as the fund reached the targeted recapitalization limit in May of this year. FDIC assessments in the fourth quarter of 1995 will largely be based on the reduced rate of 4 cents per $100 of insured deposits and are expected to approximate $4.0 million.
      Other noninterest expense increased $14.8 million from the third quarter of last year and $52.4 million for the nine months. These increases were primarily attributable to the aforementioned nonrecurring merger expenses recognized in the first half of 1995, higher levels of uninsured losses, increased foreclosed property costs, higher reserves for litigation and yield maintenance and fund support provided to the trust subsidiary's short-term money market fund. In 1994 and through the first nine months of 1995, the Corporation's trust subsidiary waived a portion of its investment management fees on its short-term money market fund, provided yield maintenance to provide competitive yields to investors; and established a reserve for fund support to ensure the fund will continue to be maintained at the required par value. Management will consider, on an ongoing basis, the need for additional fund support, particularly in the event of a rapid increase in short-term interest rates.

TAXES
      The Corporation's effective tax rate was 35.2% for the nine months of 1995 compared to 34.6% for the same period of last year. The increase in the Corporation's effective tax rate resulted from nondeductible merger expenses associated with the pooling-of-interests acquisitions completed in the first half of 1995, and a continued decline in the amount of tax-exempt income as a percentage of operating income. Excluding the impact of the nondeductible merger expenses, the effective tax rate was 34.6%. On a prospective basis, the effective tax rate should approximate the statutory rate, adjusted for normal operating items such as tax-exempt interest, goodwill amortization and other nondeductible expenses.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

Table 12: Summary of Reserve for Loan Losses

September 30 (in millions)                                                                     1995                          1994
---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                   $376.6                        $376.3
---------------------------------------------------------------------------------------------------------------------------------
  Loans charged off                                                                           (51.3)                        (52.7)
  Recoveries on loans previously charged off                                                   31.3                          37.3
---------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                                             (20.0)                        (15.4)
  Provision charged to expense                                                                 30.0                          20.4
  Loan reserve from acquisitions                                                                3.7                            .9
---------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                       $390.3                        $382.2
=================================================================================================================================
At end of period:
  Loan reserve as % of net loans                                                               1.97%                         2.10%
  Loan reserve as % of nonperforming loans                                                   298.00                        228.86
Net charge-offs as % of average loans                                                           .14                           .12
=================================================================================================================================

Table 13: Summary of Nonperforming Assets

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Nonaccrual                                                     $ 97.4                        $111.9                        $119.9
Restructured                                                      6.6                           7.1                           7.1
Past due 90 days or more                                         27.0                          17.0                          40.0
---------------------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                     131.0                         136.0                         167.0
---------------------------------------------------------------------------------------------------------------------------------
Foreclosed property                                              45.4                          62.4                         105.3
=================================================================================================================================
  Total nonperforming assets                                   $176.4                        $198.4                        $272.3
=================================================================================================================================
Nonperforming loans as % of total loans                           .66%                          .73%                          .91%
Nonperforming assets as % of total loans and foreclosed property  .89                          1.06                          1.48
Nonperforming assets as % of total assets                         .54                           .60                           .84
Loan reserve as % of nonperforming loans                       298.00                        277.06                        228.86
=================================================================================================================================

      The provision for loan losses totaled $11.1 million in the third quarter of 1995, an increase of 62.4% from the third quarter of last year, when the provision totaled $6.9 million. For the nine months, the provision for loan losses totaled $30.0 million, compared to $20.4 million in 1994. The provision for loan losses was increased to maintain loan reserve coverage at acceptable levels during a period of strong loan growth.
      The reserve for loan losses represented 298% of nonperforming loans at September 30, 1995 compared to 277% at December 31, 1994, and 229% at September 30, 1994. The reserve for loan losses as a percentage of net loans was 1.97% compared to 2.10% at September 30, 1994, and 2.02% at year-end 1994. Net loan charge-offs for the nine months of 1995 totaled $20.0 million, compared to $15.4 million for the same period of 1994. Annualized net charge-offs as a percentage of average loans were .14% for the nine months of 1995, compared to .12% for the same period last year, and .15% for all of 1994. Nonperforming assets, which include nonperforming loans and foreclosed property, declined $95.9 million or 35.2% from September 30, 1994, and $22.0 million or 11.1% from year-end 1994. As a percent of total loans and foreclosed property, nonperforming assets declined to .89% compared to 1.48% at September 30, 1994, and 1.06% at December 31, 1994. The decline in nonperforming asset levels largely resulted from an improved economy and the effectiveness of the Corporation's comprehensive loan administration and workout procedures. As a percentage of total assets, nonperforming assets were .54% at September 30, 1995, compared to .84% at September 30, 1994, and
 .60% at December 31, 1994. Nonperforming loans at September 30, 1995, declined to $131.0 million or .66% of total loans, compared to .73% at December 31, 1994, and .91% at September 30, 1994. Table 15 summarizes the trends in nonperforming assets by major banking unit/geographic location.
      As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans. The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 14, criticized loans totaled $664.4 million or 3.35% of loans at September 30, 1995. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio.

Table 14: Loans Designated as Criticized Loans by Internal Risk Rating System

                                                                                     Criticized Loans
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                           Nonperforming                    Performing                         Total
---------------------------------------------------------------------------------------------------------------------------------
1994
March 31                                                       $162.0                        $601.2                        $763.2
June 30                                                         159.3                         565.3                         724.6
September 30                                                    167.0                         492.8                         659.8
December 31                                                     136.0                         498.4                         634.4
=================================================================================================================================

1995
March 31                                                       $128.6                        $486.2                        $614.8
June 30                                                         132.2                         512.0                         644.2
September 30                                                    131.0                         533.4                         664.4
=================================================================================================================================
As % of loans at September 30, 1995                               .66%                         2.69%                         3.35%
=================================================================================================================================

Table 15: Nonperforming Assets by Banking Unit

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Missouri                                                       $ 79.3                        $103.2                        $170.8
New Mexico                                                       34.2                          34.9                          37.1
Arkansas                                                         19.2                          18.1                          17.1
Oklahoma                                                         15.3                          11.1                          12.4
Texas                                                             9.7                           9.5                           9.9
Iowa                                                              5.5                           5.5                           6.4
Illinois                                                          4.6                           5.0                           5.3
Tennessee                                                         3.7                           5.0                           5.4
Kansas                                                            4.9                           6.1                           7.9
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                     $176.4                        $198.4                        $272.3
=================================================================================================================================

      On January 1, 1995, the Corporation adopted Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require that certain impaired loans be measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The statements further require that specific reserves be established for any impaired loan for which the recorded investment exceeds the measured value of the loan. SFAS 114 and SFAS 118 do not apply to smaller balance, homogenous loans, which the Corporation has identified as consumer loans, such as home equity, credit card, installment and 1-4 family residential loans. At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 and SFAS 118 totaled approximately $86 million and consisted of nonaccrual and restructured commercial, commercial real estate, and real estate construction loans. At September 30, 1995, the reserve for loan losses included approximately $2 million allocated to $10 million of impaired loans. The Corporation's policy for income recognition was not impacted by adoption of SFAS 114 and SFAS 118. It is the Corporation's policy to discontinue the accrual of interest on loans when the full collectibility of principal or interest is doubtful. Nonaccrual loans are reduced by the direct application of interest receipts to loan principal, for accounting purposes only. If the principal amount of the loan is well collateralized, interest income on such loans may be recognized in the periods in which payments are received. For the nine months of 1995, impaired loans averaged $82 million and cash basis interest recognition on these loans totaled less than $1 million.

SEGREGATED ASSETS
      As part of the regulatory-assisted acquisition of Missouri Bridge Bank, N.A. on April 23, 1993, the Corporation entered into a five-year loss-sharing arrangement with the FDIC with respect to approximately $950 million in multi-family residential, commercial real estate, construction, and commercial and industrial loans. During the five-year period, the FDIC will reimburse the Corporation for 80 percent of the first $92.0 million of net charge-offs on these loans, after which the FDIC will increase its reimbursement coverage to 95 percent of additional charge-offs. During this period, and for two years thereafter, the Corporation is obligated to pay the FDIC 80 percent of all recoveries on charged-off loans.
      The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same characteristics as nonaccrual loans and foreclosed properties. At September 30, 1995, segregated assets totaled $118.7 million, net of a $13.1 million credit valuation allowance, and are classified as other assets for reporting purposes. At September 30, 1995, segregated assets consisted of $28.6 million of commercial loans, $15.4 million of industrial revenue bond loans, $83.4 million of commercial real estate related loans and $4.4 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $248.6 million at September 30, 1995. Net charge-offs of $3.6 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the nine months of 1995. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At September 30, 1995, $125.4 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $4.4 million represented foreclosed property, and the balance of $2.0 million were past due 90 days or more. The Corporation's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $8.7 million for the nine months of 1995 and $9.9 million in the same period of 1994.
      A summary of activity regarding segregated assets is provided in Table
16.

Table 16: Segregated Assets

September 30, 1995 (in millions)                    Principal balance          Allowance for losses        Principal balance, net
---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                     $193.9                         $16.7                        $177.2
Charge-offs                                                     (24.7)                         (4.9)
Recoveries                                                                                      1.3
Net transfers                                                   (18.2)
Payments on segregated assets                                   (19.2)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                                    $131.8                         $13.1                        $118.7
=================================================================================================================================

LOAN PORTFOLIO

Table 17: Summary of Loan Portfolio

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Commercial                                                  $ 9,770.0                     $ 8,767.1                     $ 8,819.4
Real estate mortgage                                          3,814.3                       3,629.0                       3,495.2
Real estate construction                                        884.2                         868.3                         816.9
Consumer                                                      5,191.5                       5,302.1                       5,026.5
Lease financing                                                 162.4                         136.8                          87.4
---------------------------------------------------------------------------------------------------------------------------------
  Total domestic loans                                       19,822.4                      18,703.3                      18,245.4
Foreign loans                                                    26.1                          19.1                          17.2
---------------------------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income           19,848.5                      18,722.4                      18,262.6
Less unearned income                                             68.0                          66.9                          50.2
---------------------------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                       $19,780.5                     $18,655.5                     $18,212.4
=================================================================================================================================

Table 18: Composition of Loan Portfolio

                                                   September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                 % Of                          % Of                          % Of
                                                                Total                         Total                         Total
(in millions)                                   Amount          Loans         Amount          Loans         Amount          Loans
---------------------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                     $ 3,814.3           19.2%     $ 3,629.0           19.4%     $ 3,495.2           19.1%
  Land acquisition                               200.2            1.0          246.8            1.3          236.6            1.3
  Residential construction                       300.2            1.5          274.9            1.5          265.6            1.5
  Commercial construction                        383.8            1.9          346.6            1.8          314.7            1.7
  Commercial real estate                       2,975.5           15.0        2,996.9           16.0        2,957.4           16.2
  Mini-perms                                      98.7             .5           75.5             .4          101.7             .6
---------------------------------------------------------------------------------------------------------------------------------
    Total real estate                          7,772.7           39.1        7,569.7           40.4        7,371.2           40.4
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers          1,173.2            5.9          816.3            4.4          889.2            4.9
Middle market commercial                       4,537.0           22.9        4,003.0           21.4        3,938.4           21.5
Bank stock loans                                 214.2            1.1          218.4            1.2          224.4            1.2
Agriculture                                      771.4            3.9          657.0            3.5          708.3            3.9
Consumer:
  Home equity                                    476.1            2.4          423.2            2.3          405.7            2.2
  Credit card                                    538.0            2.7          546.1            2.9          517.0            2.8
  Indirect installment                         2,674.4           13.5        2,711.5           14.5        2,608.8           14.3
  Installment                                  1,503.0            7.6        1,621.3            8.6        1,495.0            8.2
---------------------------------------------------------------------------------------------------------------------------------
    Total consumer                             5,191.5           26.2        5,302.1           28.3        5,026.5           27.5
Lease financing                                  162.4             .8          136.8             .7           87.4             .5
Foreign                                           26.1             .1           19.1             .1           17.2             .1
---------------------------------------------------------------------------------------------------------------------------------
    Total loans                              $19,848.5          100.0%     $18,722.4          100.0%     $18,262.6          100.0%
=================================================================================================================================

      The majority of the Corporation's loans are made within its natural trade territory. The portfolio is highly diversified in that the Corporation's banking operations span a nine state area with over 500 branch locations. The Corporation's objective is to control credit risk through geographic diversification and adherence to stringent credit administration policies that limit industry concentrations and establish lending authority and borrower limits. The Corporation's geographic profile provides significant credit and economic risk diversification in that the Corporation is not solely dependent on any major market. All of the Corporation's major markets are currently experiencing favorable economic conditions, and unemployment rates within these markets are in line with national averages. There are no concentrations of credit to any borrower or industry in excess of 5% of total loans, and the portfolio is well balanced between wholesale and consumer lending.

Table 19: Loan Portfolio Distribution

                                                   September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                 % Of                          % Of                          % Of
                                                                Total                         Total                         Total
(in millions)                                Amount<F1>         Loans      Amount<F1>         Loans      Amount<F1>         Loans
---------------------------------------------------------------------------------------------------------------------------------
Missouri                                     $10,646.0           53.8%     $ 9,908.4           53.1%     $ 9,681.0           53.2%
Arkansas                                       2,598.0           13.1        2,430.2           13.0        2,329.2           12.8
New Mexico                                     1,468.5            7.4        1,430.2            7.7        1,434.1            7.9
Texas                                          1,061.7            5.4          964.4            5.2          952.7            5.2
Oklahoma                                       1,028.0            5.2        1,062.3            5.7        1,066.9            5.9
Illinois                                         799.5            4.1          715.4            3.8          695.1            3.8
Tennessee                                        773.1            3.9          754.8            4.1          720.8            4.0
Iowa                                             749.7            3.8          729.3            3.9          701.1            3.8
Kansas                                           118.0             .6          114.4             .6          114.5             .6
Credit card                                      538.0            2.7          546.1            2.9          517.0            2.8
---------------------------------------------------------------------------------------------------------------------------------
    Total                                    $19,780.5          100.0%     $18,655.5          100.0%     $18,212.4          100.0%
=================================================================================================================================

<F1>Net of unearned income.

      At September 30, 1995, loans totaled $19.8 billion, an increase of 8.6% over the same period of last year, and were up 6.0% from December 31, 1994. Loan growth from December 31, 1994, was primarily due to an 11.4% increase in commercial loans and reflected middle-market loan growth, as well as increases in loans to Fortune 1,000 companies, partially offset by the sale of approximately $300 million in consumer loans through an auto-loan securitization sale completed in the third quarter of 1995. Excluding the impact of the aforementioned auto-loan securitization, consumer loans increased approximately 4% from December 31, 1994. Loan growth from September 30, 1994 was primarily due to increases in both the commercial and consumer loan portfolios.
      At September 30, 1995, middle market commercial loans represented approximately 22.9% of the total loan portfolio, compared to 21.5% at September 30, 1994 and 21.4% at December 31, 1994. As a percentage of total loans, consumer loans represented approximately 26.2% of the total portfolio, compared to 27.5% at September 30, 1994 and 28.3% at December 31, 1994. Commercial real estate and real estate construction loans represented 19.9% of total loans at September 30, 1995, compared to 21.3% at September 30, 1994. The Corporation closely monitors the composition and quality of the real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a direct banking presence, and is widely diversified between residential construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately 30% of the commercial real estate portfolio is comprised of owner occupied properties for which the primary source of repayment is not entirely dependent on the real estate market. At September 30, 1995, the Corporation had unfunded commercial real estate and construction commitments totaling $426 million. The amount of collateral, if any, obtained for other loans is based on general industry practice and the credit worthiness of the borrower.
      Table 17 displays the components of the loan portfolio under standard financial reporting definitions. Management also reviews the diversification of the portfolio using internally developed standards and definitions as summarized in Table 18.

FINANCIAL POSITION AND LIQUIDITY
      The basic financial structure of the Corporation's average and period-end balance sheet changed only moderately from the fourth quarter and third quarter of last year. At September 30, 1995, assets totaled $32.9 billion compared to $32.3 billion at September 30, 1994, and $32.9 billion at December 31, 1994.
      Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source as these deposits represent a more stable, lower cost source of funds.
      The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets. Additionally, the Corporation's auto-loan securitization and bank note programs represent other sources of liquidity.
      Average core deposits totaled $21.6 billion for the third quarter of 1995, an increase of $.9 billion or 4.3% from the same period last year. The core deposit base mix has been altered somewhat in recent periods as customers have redirected balances from traditionally lower-cost savings deposits to higher-rate money market savings accounts and retail certificates of deposit. This is a reversal of the trend from recent years when the spreads between savings rates and rates on other retail deposits were at historical lows. Average earning assets increased approximately $1.2 billion or 4.3% from the third quarter of last year, the majority of which has been funded by growth in core deposits. Average core deposits supported 73.1% of earning assets for the third quarter of 1995 compared to 73.2% during the same period last year. Purchased funds supported 19.5% of average earning assets compared to 19.6% for the third quarter of last year. Purchased funds at September 30, 1995, and September 30, 1994, included medium-term bank notes which were issued by several of the Corporation's banking subsidiaries totaling $1.3 billion and $1.7 billion, respectively. In the most recent quarter, the Corporation's need for purchased funds was reduced due to proceeds received from the $300 million auto-loan securitization. In the near term, the Corporation expects earning asset growth to modestly exceed core deposit growth resulting in use of purchased funds at or slightly above the present levels.
      The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At September 30, 1995, the available for sale portfolio totaled $4.0 billion compared to $4.4 billion at September 30, 1994. The decline from the year ago period was primarily due to redeployment of proceeds from maturing securities to the loan portfolio. Given the current outlook for continued loan growth, the securities portfolio balances are expected to show year-to-year declines throughout 1995. These securities, comprised mainly of adjustable-rate mortgage-backed securities, U.S. Treasury securities, pass-through mortgage-backed securities, and short-term CMO's may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At September 30, 1995, unrealized depreciation in the available for sale portfolio was approximately $19.0 million compared to $181.8 million at December 31, 1994. The increase in market value from year end was primarily due to the decline in Treasury yields. The Corporation's mortgage-backed securities portfolio totaled approximately $5.7 billion at September 30, 1995, of which approximately 88% represented government agency-backed issues and the remainder of the portfolio was comprised of private-issue mortgage-backed securities with credit ratings of AA or better. As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.
      The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Corporation's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 20. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock. There were no commitments for capital expenditures, at September 30, 1995, which would materially impact the Corporation's liquidity position.

Table 20: Agency Ratings

Agency Ratings                                                Moody's             Standard & Poor's             Thomson Bankwatch
---------------------------------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                                                     B
  6-3/4% Subordinated notes due 2003                               A3                            A-                             A
  7-5/8% Subordinated notes due 2004                               A3                            A-                             A
  8-5/8% Subordinated notes due 2003                               A3                            A-                             A
  9-1/4% Subordinated notes due 2001                               A3                            A-                             A
  6-1/4% Convertible subordinated debentures due 2011              A3                            A-                             A
  Commercial paper                                                 P1                           A-1                         TBW-1
The Boatmen's National Bank of St. Louis:                                                                                       B
  Long-term/short-term deposits and bank notes                 Aa3/P1                        A+/A-1                         TBW-1
Boatmen's First National Bank of Kansas City:                                                                                   B
  Long-term/short-term deposits and bank notes                  A1/P1                        A+/A-1                         TBW-1
Multi-bank note program
  (8 Boatmen's subsidiary banks)                                A1/P1                        A+/A-1
=================================================================================================================================

CAPITAL STRUCTURE

Table 21: Capital Structure

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                              $   524.3                     $   592.0                     $   594.0
Stockholders' equity                                          2,809.0                       2,561.4                       2,559.7
---------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                         $3,333.3                      $3,153.4                       3,153.7
=================================================================================================================================
Tangible equity                                              $2,483.7                      $2,252.3                      $2,239.3
=================================================================================================================================

Ratios
---------------------------------------------------------------------------------------------------------------------------------
Equity/assets                                                    8.53%                         7.79%                         7.93%
Tangible equity/assets                                           7.62                          6.92                          7.01
Long-term debt as % of total capitalization                     15.73                         18.77                         18.83
Double leverage                                                108.58                        107.24                        107.44
Dividends paid
  (for the period, in thousands):
    Preferred                                                $     60                      $     80                      $     60
    Common                                                    122,877                       142,822                       104,642
Total dividends as % of net income                               40.3%                         35.0%                         34.5%
=================================================================================================================================

Table 22: Intangible Assets

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Goodwill - Parent Company                                      $ 85.8                        $ 89.9                        $ 91.2
---------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                                      104.7                         103.1                         105.8
  Core deposit premium                                           64.1                          74.7                          79.7
  Credit card premium                                            13.9                           3.0                           3.1
  Mortgage servicing rights                                      56.8                          38.4                          40.6
---------------------------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                          239.5                         219.2                         229.2
---------------------------------------------------------------------------------------------------------------------------------
  Total intangible assets                                      $325.3                        $309.1                        $320.4
=================================================================================================================================

      The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. This strong capital position and overall financial strength provide a good base for future expansion when profitable investment opportunities arise. The cornerstone of the Corporation's capital structure is its common equity, totaling $2.8 billion or approximately 84.3% of total capitalization at September 30, 1995, an increase of 9.7% from September 30, 1994. The equity to asset ratio was 8.53% at September 30, 1995, compared to 7.93% at September 30, 1994, and 7.79% at December 31, 1994. The equity base has been strengthened in recent years through earnings retention, the conversion of debt to equity and the issuance of common stock through various employee and stockholder investment plans. In the first quarter of 1995, the Corporation announced a common stock repurchase program authorizing the repurchase of up to 5 million shares, or approximately 4% of the Corporation's shares outstanding. At September 30, 1995, the Corporation held approximately 1,648,866 common shares in Treasury at a cost of $59.2 million. The repurchased shares will be used to meet periodic stock requirements of benefit plans and pending purchase acquisitions.
      An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 11.05% for Tier I and 14.09% for total capital substantially exceed the regulatory required minimums. At September 30, 1995, the Corporation's Tier I leverage ratio was 7.85%, well in excess of required minimums. At September 30, 1995, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) mandated a requirement to incorporate interest rate risk into the risk-based capital computation which may become effective in 1996. As proposed, this change is not expected to have a material effect on the Corporation's capital requirements.

Table 23: Risk-Based Capital

(in millions)                                      September 30, 1995             December 31, 1994            September 30, 1994
---------------------------------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                                      $ 2,809.0                     $ 2,561.4                     $ 2,559.7
  Unrealized net depreciation,
    available for sale securities                                11.6                         111.8                          61.5
---------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                                 2,820.6                       2,673.2                       2,621.2
  Minority interest                                                .7                            .7                            .7
  Intangible assets:
    Goodwill                                                   (190.5)                       (193.0)                       (197.0)
    Core deposit premium                                        (64.1)                        (74.7)                        (79.7)
---------------------------------------------------------------------------------------------------------------------------------
  Total Tier I                                                2,566.7                       2,406.2                       2,345.2
---------------------------------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                             291.5                         276.0                         267.9
  Qualifying long-term debt                                     415.0                         415.0                         425.0
---------------------------------------------------------------------------------------------------------------------------------
  Total Tier II                                                 706.5                         691.0                         692.9
---------------------------------------------------------------------------------------------------------------------------------
  Total capital                                             $ 3,273.2                     $ 3,097.2                    $  3,038.1
---------------------------------------------------------------------------------------------------------------------------------
Risk-adjusted assets                                        $23,223.3                     $22,070.4                     $21,410.1
---------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
  Tier I                                                        11.05%                        10.90%                        10.95%
=================================================================================================================================
  Total                                                         14.09%                        14.03%                        14.19%
=================================================================================================================================
Tier I leverage ratio                                            7.85%                         7.35%                         7.32%
=================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY EARNINGS TREND

                                                                       1995                               1994
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                         Third      Second       First      Fourth       Third      Second     First
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                        $439,027    $430,829    $405,962    $387,749    $367,691    $353,870  $330,198
  Interest on short-term investments                   1,124         983         899         886         932       1,082       572
  Interest on Federal funds sold and securities
    purchased under resale agreements                  8,410       7,539       7,846       7,802       3,994       2,760     2,580
  Interest on held to maturity securities
    Taxable                                           64,781      66,317      64,792      62,509      62,323      58,900    48,634
    Tax-exempt                                        13,915      13,903      13,965      14,709      15,678      14,903    15,198
----------------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities     78,696      80,220      78,757      77,218      78,001      73,803    63,832
  Interest on available for sale securities           60,747      64,731      64,853      65,324      64,855      66,335    69,847
  Interest on trading securities                         521         338         421         378         381         926       840
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                            588,525     584,640     558,738     539,357     515,854     498,776   467,869
Interest expense:
  Interest on deposits                               204,315     200,577     184,751     168,601     153,659     145,692   141,664
  Interest on Federal funds purchased
    and other short-term borrowings                   67,020      70,335      65,354      57,361      49,884      40,522    25,477
  Interest on capital lease obligations                  968         970         970         993       1,000         997       993
  Interest on long-term debt                          11,334      11,492      12,015      12,197      12,052      11,468    11,008
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                           283,637     283,374     263,090     239,152     216,595     198,679   179,142
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                              304,888     301,266     295,648     300,205     299,259     300,097   288,727
Provision for loan losses                             11,130       9,171       9,710       4,899       6,855       7,740     5,846
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses                      293,758     292,095     285,938     295,306     292,404     292,357   282,881
----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                          44,624      46,345      40,420      42,746      39,777      40,930    41,483
  Service charges                                     48,121      47,595      45,699      46,947      47,188      46,811    45,840
  Credit card                                         13,084      11,728      11,856      14,047      11,074       9,841     9,666
  Investment banking revenues                          8,849       8,880       8,790       8,795       8,660      10,584     9,729
  Mortgage banking operations                         19,680      16,291      22,904      15,418      13,509      12,723    19,045
  Securities gains, net                                  843       2,815          46       1,411       1,533         702     2,554
  Other                                               32,535      31,887      32,397      28,716      27,760      31,863    25,792
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                         167,736     165,541     162,112     158,080     149,501     153,454   154,109
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Staff                                              150,662     146,654     148,259     146,382     146,732     149,092   148,492
  Net occupancy                                       20,820      19,277      20,310      20,588      21,172      20,580    20,645
  Equipment                                           23,128      23,483      23,372      23,662      24,113      23,579    22,018
  FDIC insurance                                         773      13,310      13,316      13,033      13,195      13,271    13,448
  Intangible amortization                              8,215       8,052       7,883       8,716       8,842       8,808     8,786
  Advertising                                          8,055       8,674       7,496      10,369       8,452       7,849     6,821
  Other                                               79,871      73,876      90,747      73,561      63,778      64,407    66,347
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                        291,524     293,326     311,383     296,311     286,284     287,586   286,557
----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                   169,970     164,310     136,667     157,075     155,621     158,225   150,433
Income tax expense                                    59,332      55,613      50,858      52,866      53,632      55,244    51,810
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                        $110,638    $108,697    $ 85,809    $104,209    $101,989    $102,981  $ 98,623
==================================================================================================================================
  Net income per share                                  $.86        $.84        $.67        $.81        $.79        $.80      $.77
==================================================================================================================================
  Dividends declared per share                          $.37        $.34        $.34        $.34        $.34        $.31      $.31
==================================================================================================================================
Returns:
  Return on assets                                      1.34%       1.33%       1.06%       1.30%       1.29%       1.31%     1.28%
  Return on equity                                     15.77       15.85       13.06       16.25       16.03       16.45     15.84
==================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                             1995
-----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                   Third Quarter                  Second Quarter                  First Quarter
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Income/ Yields/                Income/  Yields/              Income/    Yields/
Assets                                  Balance   Expense     Rates    Balance    Expense     Rates    Balance   Expense      Rates
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income         $19,817.3    $440.3      8.82% $19,528.4     $432.4      8.88% $18,924.4    $407.8       8.74%
Short-term investments                     75.0       1.1      5.95       67.6        1.0      5.83       65.4        .9       5.57
Federal funds sold and securities
  purchased under resale agreements       571.0       8.4      5.84      492.8        7.5      6.14      531.5       7.9       5.99
Held to maturity securities:
  Taxable                               4,222.6      64.8      6.09    4,403.6       66.3      6.04    4,351.8      64.8       6.04
  Tax-exempt                              862.5      20.8      9.58      856.3       20.9      9.78      846.2      21.0      10.06
-----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities     5,085.1      85.6       6.68   5,259.9       87.2      6.65    5,198.0      85.8       6.69
Available for sale securities           3,938.9      60.8       6.13   4,073.5       64.8      6.38    4,116.5      65.0       6.40
Trading securities                         30.8        .6       7.21      20.6         .4      6.96       27.9        .4       6.40
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                 29,518.1     596.8       8.02  29,442.8      593.3      8.08   28,863.7     567.8       7.98
Less reserve for loan losses             (389.1)                        (386.3)                         (380.0)
Cash and due from banks                 1,885.0                        1,825.5                         1,871.9
All other assets                        2,033.7                        1,905.9                         1,923.4
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                        $33,047.7                      $32,787.9                       $32,279.0
===================================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts        $10,232.9    $ 80.1      3.10% $10,103.8     $ 79.2      3.14% $10,108.4    $ 74.8       3.00%
Time deposits                           8,986.5     124.2      5.49    9,109.5      121.4      5.34    8,999.1     110.0       4.96
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits      19,219.4     204.3      4.22   19,213.3      200.6      4.19   19,107.5     184.8       3.92
Federal funds purchased and
  other short-term borrowings           4,592.4      67.0      5.79    4,682.4       70.3      6.03    4,544.7      65.3       5.83
Capital lease obligations                  39.2       1.0      9.81       39.6        1.0      9.81       40.0       1.0       9.85
Long-term debt                            522.5      11.3      8.61      528.9       11.5      8.71      568.2      12.0       8.58
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities   24,373.5     283.6      4.62   24,464.2      283.4      4.65   24,260.4     263.1       4.40
Demand deposits                         5,409.2                        5,198.5                         4,999.0
All other liabilities                     457.8                          381.0                           391.0
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                    30,240.5                       30,043.7                        29,650.4
Redeemable preferred stock                  1.1                            1.1                             1.1
Total stockholders' equity              2,806.1                        2,743.1                         2,627.5
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity              $33,047.7                      $32,787.9                       $32,279.0
===================================================================================================================================
Interest rate spread                                           3.40%                           3.43%                           3.58%
Effect of noninterest-bearing funds                             .81                             .79                             .70
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                $313.2      4.21%               $309.9      4.22%              $304.7       4.28%
===================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are recognized
as income on a cash basis when
appropriate. Interest income and
yields are presented on a fully-
taxable equivalent basis using the
Federal statutory income tax rate,
net of nondeductible interest
expense. Such adjustments by earning
asset category are as follows:
  Loans                                              $1.3                            $1.6                           $1.9
  Held to maturity securities                         6.9                             7.0                            7.0
  Available for sale securities                        .1                              .1                             .1
  Trading securities
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                            $8.3                            $8.7                           $9.0
===================================================================================================================================



BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                                     1994
-----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                              Fourth Quarter                               Third Quarter
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Income/        Yields/                       Income/        Yields/
Assets                                         Balance        Expense          Rates        Balance        Expense          Rates
---------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                $18,402.5         $390.0           8.41%     $17,993.9         $369.2           8.14%
Short-term investments                            68.6             .9           5.13           83.8             .9           4.41
Federal funds sold and securities
  purchased under resale agreements              579.4            7.8           5.34          333.5            4.0           4.75
Held to maturity securities:
  Taxable                                      4,353.1           62.5           5.70        4,385.0           62.3           5.64
  Tax-exempt                                     897.5           21.8           9.62          891.7           23.5          10.44
-----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities            5,250.6           84.3           6.37        5,276.7           85.8           6.45
Available for sale securities                  4,291.3           65.4           6.05        4,578.1           64.9           5.63
Trading securities                                26.1             .4           6.29           28.4             .4           5.56
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                        28,618.5          548.8           7.61       28,294.4          525.2           7.37
Less reserve for loan losses                    (383.3)                                      (384.0)
Cash and due from banks                        1,903.3                                      1,873.6
All other assets                               1,874.4                                      1,845.9
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                               $32,012.9                                    $31,629.9
===================================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts               $10,078.2         $ 68.2           2.68%     $10,068.7         $ 62.8           2.48%
Time deposits                                  8,809.6          100.4           4.52        8,576.7           90.8           4.20
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             18,887.8          168.6           3.54       18,645.4          153.6           3.27
Federal funds purchased and
  other short-term borrowings                  4,475.3           57.4           5.09        4,445.3           49.9           4.45
Capital lease obligations                         40.2            1.0           9.79           40.5            1.0           9.80
Long-term debt                                   598.2           12.2           8.09          592.0           12.0           8.08
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          24,001.5          239.2           3.95       23,723.2          216.5           3.62
Demand deposits                                5,081.2                                      5,041.3
All other liabilities                            363.3                                        319.0
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                           29,446.0                                     29,083.5
Redeemable preferred stock                         1.1                                          1.1
Total stockholders' equity                     2,565.8                                      2,545.3
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                     $32,012.9                                    $31,629.9
===================================================================================================================================
Interest rate spread                                                            3.66%                                        3.75%
Effect of noninterest-bearing funds                                              .63                                          .58
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                            $309.6           4.29%                       $308.7           4.33%
===================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are recognized
as income on a cash basis when
appropriate. Interest income and yields
are presented on a fully-taxable
equivalent basis using the Federal
statutory income tax rate, net of
nondeductible interest expense. Such
adjustments by earning asset category
are as follows:
  Loans                                                          $2.2                                         $1.5
  Held to maturity securities                                     7.1                                          7.8
  Available for sale securities                                    .1                                           .1
  Trading securities
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                        $9.4                                         $9.4
===================================================================================================================================



BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                                   1994
-----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                              Second Quarter                                 First Quarter
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Income/        Yields/                       Income/        Yields/
Assets                                         Balance        Expense          Rates        Balance        Expense          Rates
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                $17,596.5         $355.5           8.10%     $17,068.8         $331.8           7.88%
Short-term investments                           110.0            1.1           3.95           61.0             .6           3.80
Federal funds sold and securities
  purchased under resale agreements              262.7            2.8           4.21          295.8            2.6           3.54
Held to maturity securities:
  Taxable                                      4,385.4           58.9           5.39        4,056.7           48.6           4.86
  Tax-exempt                                     904.8           22.3           9.88          923.9           22.8          10.01
-----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities            5,290.2           81.2           6.16        4,980.6           71.4           5.82
Available for sale securities                  4,891.9           66.4           5.45        5,013.5           69.9           5.66
Trading securities                                64.2            1.0           6.04           69.5             .8           5.01
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                        28,215.5          508.0           7.22       27,489.2          477.1           7.04
Less reserve for loan losses                    (384.4)                                      (381.5)
Cash and due from banks                        1,851.2                                      1,816.5
All other assets                               1,855.3                                      1,856.2
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                               $31,537.6                                    $30,780.4
===================================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts               $10,175.8         $ 59.8           2.36%     $10,232.4         $ 56.9           2.26%
Time deposits                                  8,582.4           85.9           4.01        8,581.3           84.7           4.00
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             18,758.2          145.7           3.12       18,813.7          141.6           3.05
Federal funds purchased and
  other short-term borrowings                  4,239.3           40.5           3.83        3,446.8           25.5           3.00
Capital lease obligations                         40.8            1.0           9.81           41.0            1.0           9.81
Long-term debt                                  587.9            11.5           7.82          588.2           11.0           7.59
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          23,626.2          198.7           3.37       22,889.7          179.1           3.17
Demand deposits                                5,110.3                                      5,057.4
All other liabilities                            296.4                                        341.3
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                           29,032.9                                     28,288.4
Redeemable preferred stock                         1.1                                          1.2
Total stockholders' equity                     2,503.6                                      2,490.8
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                     $31,537.6                                    $30,780.4
===================================================================================================================================
Interest rate spread                                                            3.85%                                        3.87%
Effect of noninterest-bearing funds                                              .55                                          .53
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                            $309.3           4.40%                       $298.0           4.40%
===================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are recognized
as income on a cash basis when
appropriate. Interest income and
yields are presented on a fully-
taxable equivalent basis using the
Federal statutory income tax rate,
net of nondeductible interest
expense. Such adjustments by earning
asset category are as follows:
  Loans                                                          $1.6                                         $1.6
  Held to maturity securities                                     7.4                                          7.6
  Available for sale securities                                    .1                                           .1
  Trading securities                                               .1
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                        $9.2                                         $9.3
===================================================================================================================================


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                          Nine Months Ended September 30
-----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                                   1995                                            1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Income/        Yields/                       Income/        Yields/
Assets                                         Balance        Expense          Rates        Balance        Expense          Rates
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                $19,426.6       $1,280.5           8.81%     $17,556.5       $1,056.5           8.05%
Short-term investments                            69.4            3.0           5.79           85.0            2.6           4.07
Federal funds sold and securities
  purchased under resale agreements              531.9           23.8           5.98          297.4            9.3           4.20
Held to maturity securities:
  Taxable                                      4,325.6          195.9           6.05        4,276.9          169.8           5.31
  Tax-exempt                                     855.0           62.7           9.81          906.7           68.6          10.11
-----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities            5,180.6          258.6           6.67        5,183.6          238.4           6.15
Available for sale securities                  4,042.4          190.6           6.30        4,826.2          201.3           5.58
Trading securities                                26.4            1.4           6.86           53.9            2.2           5.52
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                        29,277.3        1,757.9           8.03       28,002.6        1,510.3           7.21
Less reserve for loan losses                    (385.2)                                      (383.3)
Cash and due from banks                        1,860.9                                      1,847.3
All other assets                               1,954.7                                      1,852.5
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                               $32,707.7                                    $31,319.1
===================================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts               $10,148.8       $  234.1           3.08%     $10,158.3       $  179.5           2.36%
Time deposits                                  9,031.7          355.6           5.26        8,580.1          261.5           4.07
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             19,180.5          589.7           4.11       18,738.4          441.0           3.15
Federal funds purchased and
  other short-term borrowings                  4,606.7          202.7           5.88        4,047.5         115.9            3.83
Capital lease obligations                         39.6            2.9           9.82           40.8           3.0            9.80
Long-term debt                                   539.7           34.8           8.63          589.4          34.5            7.83
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          24,366.5          830.1           4.55       23,416.1         594.4            3.39
Demand deposits                                5,203.7                                      5,069.6
All other liabilities                            410.2                                        318.8
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                           29,980.4                                     28,804.5
Redeemable preferred stock                         1.1                                          1.1
Total stockholders' equity                     2,726.2                                      2,513.5
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                     $32,707.7                                    $31,319.1
===================================================================================================================================
Interest rate spread                                                            3.48%                                        3.82%
Effect of noninterest-bearing funds                                              .76                                          .55
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                            $927.8           4.24%                       $915.9           4.37%
===================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are recognized
as income on a cash basis when
appropriate. Interest income and
yields are presented on a fully-
taxable equivalent basis using the
Federal statutory income tax rate,
net of nondeductible interest
expense. Such adjustments by earning
asset category are as follows:
  Loans                                                         $ 4.8                                        $ 4.7
  Held to maturity securities                                    20.9                                         22.8
  Available for sale securities                                    .3                                           .3
  Trading securities                                                                                            .1
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                       $26.0                                        $27.9
===================================================================================================================================

                         PART II. OTHER INFORMATION
                         --------------------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      27.   Boatmen's Bancshares, Inc. Financial Data
            Schedule for the Period Ended September 30, 1995.

(b) Registrant filed a current report on Form 8-K dated August 29, 1995, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.


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


                                           BOATMEN'S BANCSHARES, INC.
                                  --------------------------------------------
                                                 (Registrant)

Date: November 13, 1995
      -----------------
                                              /s/ JAMES W. KIENKER
                                  --------------------------------------------
                                  James W. Kienker, Executive Vice President
                                  and Chief Financial Officer
                                  (On behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)