Form 10-K
period 1995-12-31
BOATMENS BANCSHARES INC /MO
filed 1996-03-15
CIK 40454

================================================================================
                                   FORM 10-K                              [LOGO]
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ________________ to _________________________

                         Commission file number 1-3750
                            ------------------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 466-6000
                             ---------------------
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

                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)
      DEPOSITARY SHARES, EACH REPRESENTING A 1/16TH INTEREST IN A SHARE OF
7% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A, STATED VALUE $100 PER SHARE
                    LIQUIDATION PREFERENCE $400.00 PER SHARE
                                (TITLE OF CLASS)
              CONVERTIBLE SUBORDINATED DEBENTURES, 6.25%, DUE 2011
                                (TITLE OF CLASS)
                            ------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.

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
                                                       NUMBER OF SHARES OUTSTANDING
           CLASS OF COMMON STOCK                           AS OF MARCH 8, 1996
           ---------------------                       ----------------------------
                $1 Par Value                                   158,083,580

    The aggregate market value of registrant's common stock (based upon the closing trade price on March 8, 1996) held by non-affiliates was approximately $6,000,700,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Part I, Part II, and Part IV).

    (2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 23, 1996 (Part III).
================================================================================

                                     PART I

ITEM 1. BUSINESS

                  BOATMEN'S BANCSHARES, INC. (``CORPORATION'')

    The Corporation was incorporated under the laws of the State of Missouri in June, 1946 and was known as General Bancshares Corporation until the time of its merger with Boatmen's Bancshares, Inc. on March 29, 1986. The Corporation's principal office is located in St. Louis, Missouri where its largest subsidiary, The Boatmen's National Bank of St. Louis (``Boatmen's Bank''), is located. As of December 31, 1995, the Corporation directly or indirectly owned substantially all of the capital stock of 55 subsidiary banks, a trust company and its subsidiaries, a mortgage banking company, a credit life insurance company, an insurance agency and a credit card bank. The subsidiary banks operate from approximately 500 banking offices and over 1,000 automated teller machine locations in Missouri, New Mexico, Oklahoma, Iowa, Texas, Illinois, Arkansas, Kansas and Tennessee.

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

    Based on total assets as of December 31, 1995, the Corporation was the largest bank holding company headquartered in the State of Missouri and among the 30 largest bank holding companies in the United States. There are numerous bank holding companies and groupings of banks located throughout the Corporation's markets which offer substantial competition in the acquisition and operation of banks and non-bank financial institutions. The Corporation's subsidiaries encounter substantial competition in all of their banking and related activities, and its banking subsidiaries face increasing competition from various non-banking financial institutions that are not subject to the same geographic and other regulatory restraints applicable to banks.

    The information under the caption Acquisition Overview on pages 18 through 19 and Table 2 on page 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

  Banking Operations

    The following table summarizes the banking operations for each state in which the Corporation has banking locations.

                                                         12/31/95    12/31/95    12/31/95
                                                          ASSETS      LOANS      DEPOSITS
                                                         --------    --------    --------
                                                              (DOLLARS IN MILLIONS)
    Missouri...........................................  $17,819     $10,326     $13,153
    Arkansas...........................................    4,805       2,716       3,938
    New Mexico.........................................    3,508       1,447       2,767
    Texas..............................................    2,241       1,088       1,673
    Oklahoma...........................................    1,875       1,044       1,563
    Iowa...............................................    1,216         715       1,039
    Illinois...........................................    1,080         789       1,003
    Tennessee..........................................      874         784         713
    Kansas.............................................      226         113         187

  Recent Developments

    On January 31, 1996, the Corporation completed the acquisition of Fourth Financial Corporation (``Fourth Financial''), headquartered in Wichita, Kansas. Fourth Financial had assets of approximately $7.4 billion at December 31, 1995 and operates from 143 offices in Kansas and Oklahoma. Four offices in Missouri will be divested as a condition to the regulatory approval.

    On March 1, 1996, the Corporation completed the acquisition of Tom Green National Bank (``Tom Green''). Tom Green, headquartered in San Angelo, Texas, had assets of approximately $73 million at December 31, 1995, and operates from three offices in the San Angelo, Texas area. Tom Green was merged into Boatmen's First National Bank of Amarillo.

  Trust Operations

    The Corporation provides a wide range of trust services to both individuals and institutions through Boatmen's Trust Company and its subsidiaries, as well as the trust departments of certain of its subsidiary banks. The Corporation's trust operations rank among the 20 largest providers of trust services in the United States, with total trust assets of $77.9 billion at December 31, 1995, including $44.4 billion under management.

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

  Regulation and Supervision

    As a bank holding company, the Corporation is subject to regulation pursuant to the Bank Holding Company Act of 1956 (the ``Act''), which is administered by the Board of Governors of the Federal Reserve System (the ``Board'').

    A bank holding company must obtain Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares. Board approval must also be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. In September, 1994, the Interstate Banking and Branching Efficiency Act of 1994 was enacted. Effective September 29, 1995, bank holding companies are permitted to acquire banks in any state subject to state deposit caps and a 10% nationwide cap. In addition, this law provides for full interstate branching by bank merger commencing on June 1, 1997. States may ``opt out'' of this branching provision prior to the effective date, and alternatively, states may ``opt in'' earlier than June, 1997. Texas has adopted legislation to opt out of the branching provisions.

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

    In August, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (``FIRREA'') was enacted. FIRREA allows bank holding companies to acquire healthy savings institutions, removing certain restrictions on operations of such institutions. Acquired savings institutions may now be operated as separate savings subsidiaries, converted to bank charters or merged into existing bank subsidiaries, subject to certain requirements. FIRREA also contains a ``cross-guarantee'' provision which could result in depository institutions being assessed for losses incurred by the FDIC in the assistance provided to, or the failure of, an affiliated depository institution.

    On December 16, 1988, the Board adopted final risk-based capital guidelines for use in its examination and supervision of bank holding companies and banks. The guidelines have three main goals: (1) to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations; (2) to take off-balance sheet risk exposures into explicit account in assessing capital adequacy; and
(3) to minimize disincentives to holding liquid, low-risk assets. A bank holding company's ability to pay dividends and expand its business through the acquisition of new banking or non-banking subsidiaries could be restricted if its capital falls below levels established by these guidelines. The risk-based capital ratios were fully implemented by the end of 1992. In 1991, the Board required bank holding companies and banks to adhere to another capital guideline referred to as the Tier 1 leverage ratio. This guideline places a constraint on the degree to which a banking institution can leverage its equity capital base. The Corporation substantially exceeds the requirements of these capital guidelines.

    In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (``FDICIA'') was enacted. FDICIA, among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized. The Corporation's bank subsidiaries currently meet the well capitalized standards.

    FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund (``BIF'') member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution will be based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risk by its primary state or federal supervisor, statistical analysis and other information. Effective June 1, 1995, the FDIC implemented a new assessment rate schedule for deposits insured by BIF lowering the rate paid by most banks from .23% to .04%. For the first half of 1996, the lowest rate has been reduced to the $2,000 minimum. The rates paid for deposits insured by the Savings Association Fund (the ``SAIF'') remains at a range of .23% to .31% of deposits. Congress is considering proposals to recapitalize the SAIF, including a one-time levy of $6 billion on all SAIF-insured deposits, including such deposits held by Boatmen's and Fourth Financial. The net effect of the revised FDIC fees and SAIF proposals is not expected to have a material effect on the operations of Boatmen's.

    The Corporation's national bank subsidiaries are subject to supervision by the Comptroller of the Currency. The Arkansas federal savings bank is subject to supervision by the Office of Thrift Supervision. The FDIC has primary federal supervisory responsibility for the Corporation's state banks, with the exception of state banks that are members of the Federal Reserve System. The Corporation's state banks and trust companies are also subject to supervision by the bank supervisory authorities in their respective states. Various federal and state laws and regulations apply to many aspects of the operations of the Corporation's subsidiary banks, including interest rates paid on deposits and loans, investments, mergers and acquisitions and the establishment of branch offices and facilities. The payment of dividends by the Corporation's subsidiary banks, which is the Corporation's principal source of income, is also subject to certain statutory restrictions and to regulation by governmental agencies.

  Statistical Disclosure

    Pages 17 through 49 and footnotes 12 and 13 on pages 60 and 61 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Shareholders was held on December 12, 1995. At this meeting, shareholders approved the proposed issuance of shares of Common Stock, par value $1.00 per share, of the Corporation and 7% Cumulative Convertible Preferred Stock, Series A, stated value $100 per share, liquidation preference $400 per share, of the Corporation to shareholders of Fourth Financial Corporation pursuant to the Agreement and Plan of Merger dated August 25, 1995. With respect to the proposed issuance of shares, there were 94,139,494 shares voted ``For'' and 2,304,298 shares voted ``Against'', with 417,000 shares abstaining and 2,280,119 broker non-votes.

EXECUTIVE OFFICERS OF THE CORPORATION

    The following sets forth certain information regarding the executive officers of the Corporation:

                                                                 POSITIONS WITH                               OFFICER
         NAME                                     AGE             CORPORATION                                  SINCE
         ----                                     ---            --------------                               -------
Andrew B. Craig, III.........................     64      Chairman of the Board and                             1985
                                                          Chief Executive Officer

Samuel B. Hayes, III.........................     59      President and Director                                1988

Gregory L. Curl..............................     47      Vice Chairman and Director                            1982

John M. Brennan..............................     60      Executive Vice President                              1977
                                                          Loan Administration

Thomas P. Johnson, Jr........................     55      Executive Vice President                              1995
                                                          Retail Banking

James W. Kienker.............................     49      Executive Vice President and                          1979
                                                          Chief Financial Officer

Phillip E. Peters............................     56      Executive Vice President and                          1988
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

    Each executive officer has held the same position or another executive position with the Corporation or Boatmen's Bank during the past five years, except as follows:

    Mr. Johnson was Chief Executive, Retail Banking at Barnett Banks, Inc., Jacksonville, Florida from 1989 until joining the Corporation on December 4, 1995.

                                    PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Footnote number 22 on pages 67 and 68 and page 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference. The last trade price for the Corporation's common stock on March 8, 1996, was $38.25.

ITEM 6. SELECTED FINANCIAL DATA

    Page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Pages 17 through 41 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements together with the report thereon of Ernst & Young LLP on pages 50 through 69 and the supplementary quarterly information on page 41 and pages 42 through 45 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

    The information under the item captioned Election of Directors and Information With Respect to Directors and Executive Officers in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 23, 1996, is incorporated herein by reference. The required information regarding the Corporation's executive officers is contained in PART I in the item captioned Executive Officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the caption Executive Compensation on pages 10 through the graph on page 16 in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 23, 1996, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the table captioned Amount and Nature of Beneficial Ownership and the caption Security Ownership of Management in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 23, 1996, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption Certain Transactions in the Corporation's Proxy Statement filed for its Annual Meeting of Shareholders scheduled for April 23, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following financial statements of the Corporation and its consolidated subsidiaries, and the accountants' report thereon, are incorporated herein by reference.

    Consolidated Financial Statements

        Balance Sheets--December 31, 1995 and 1994.

        Statements of Income--Years ended December 31, 1995, 1994 and 1993.

        Statements of Changes in Stockholders' Equity--Years ended December 31, 1995, 1994 and 1993.

        Statements of Cash Flows--Years Ended December 31, 1995, 1994 and 1993.

        Notes to Consolidated Financial Statements.

    Financial Statement Schedules

        All required schedules for the Corporation and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

    The following exhibits are incorporated herein by reference (a):

        Exhibit  3(a)   -- Restated Articles of Incorporation of the Corporation, Exhibit 3(a) to
                           Boatmen's Bancshares, Inc.'s S-8 Registration Statement (No. 33-61011).

        Exhibit  4(a)   -- Rights Agreement dated as of August 14, 1990, Exhibits 1 and 2 to
                           Registration Statement on Form 8-A.

        Exhibit  4(b)   -- Amendment dated as of January 26, 1993 to Rights Agreement dated as of
                           August 14, 1990, Exhibit 4(a) to Boatmen's Bancshares, Inc.'s Annual
                           Report to the Securities and Exchange Commission on Form 10-K (File No.
                           1-3750) for the fiscal year ended December 31, 1992.

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

        Exhibit 10(c)   -- Boatmen's Bancshares, Inc. Amended 1981 Incentive Stock Option Plan,
                           Exhibit 10(h) to Boatmen's Bancshares, Inc.'s Annual Report to the
                           Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the
                           fiscal year ended December 31, 1986.

        Exhibit 10(i)   -- Boatmen's Bancshares Inc. Deferred Compensation Plan for Directors,
                           Exhibit 10(i) to Boatmen's Bancshares, Inc.'s Annual Report to the
                           Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the
                           fiscal year ended December 31, 1994.

        Exhibit 10(k)   -- Boatmen's Supplemental Retirement Participation Agreement dated August 4,
                           1993, between the Corporation and Andrew B. Craig, III, Exhibit 10(w) to
                           Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange
                           Commission on Form 10-K (File No. 1-3750) for the fiscal year ended
                           December 31, 1993.

        Exhibit 10(m)   -- Boatmen's Supplemental Retirement Participation Agreement dated June 22,
                           1994, between the Corporation and Samuel B. Hayes, III, Exhibit 10 to
                           Boatmen's Bancshares, Inc.'s Quarterly Report to the Securities and
                           Exchange Commission on Form 10-Q (File No. 1-3750) for the quarter ended
                           June 30, 1994.

    The following exhibits are submitted herewith:

        Exhibit  3(b)   -- Certificate of Designation, dated January 8, 1996, for Boatmen's
                           Bancshares, Inc. 7% Cumulative Convertible Preferred Stock, Series A,
                           stated value $100 per share, liquidation preference $400 per share.

        Exhibit  3(c)   -- Amended Bylaws of the Corporation.

        Exhibit  4(c)   -- Assignment and Assumption of and Amendment #1 to Deposit Agreement (with exhibits, including Deposit Agreement dated February 24, 1992, between
                           Fourth Financial Corporation and BANK IV Kansas, National Association),
                           dated January 31, 1996, among Boatmen's Bancshares, Inc., Acquisition Sub,
                           Inc., Boatmen's Trust Company and BANK IV, National Association.

        Exhibit 10(a)   -- Employment Agreement dated January 30, 1996, between the Corporation and
                           Andrew B. Craig, III.

        Exhibit 10(b)   -- Employment Agreement dated January 30, 1996, between the Corporation and
                           Samuel B. Hayes, III.

        Exhibit 10(d)   -- Boatmen's Bancshares, Inc. Amended 1982 Long-Term Incentive Plan as of
                           February 12, 1996.

        Exhibit 10(e)   -- Boatmen's Bancshares, Inc. 1987 Non-Qualified Stock Option Plan.

        Exhibit 10(f)   -- Boatmen's Bancshares, Inc. Supplemental Retirement Plan as of February 8,
                           1996.

        Exhibit 10(g)   -- Employment Agreement dated January 30, 1996, between the Corporation and
                           Gregory L. Curl.

        Exhibit 10(h)   -- Boatmen's Bancshares, Inc. Change-in-Control Severance Plan dated January
                           30, 1996.

        Exhibit 10(j)   -- Boatmen's Bancshares, Inc. Executive Deferred Compensation Plan as of
                           February 8, 1996.

        Exhibit 10(l)   -- Boatmen's Bancshares, Inc. 1991 Incentive Stock Option Plan.

        Exhibit 10(n)   -- Boatmen's Bancshares, Inc. 1992 Annual Incentive Bonus Plan as of
                           February 8, 1996.

        Exhibit 10(o)   -- Boatmen's Bancshares, Inc. 1996 Stock Incentive Plan.

        Exhibit 13      -- Portions of the Annual Report to Shareholders for the year ended December
                           31, 1995.

        Exhibit 21      -- Subsidiaries of the Corporation.

        Exhibit 23      -- Independent Auditors' Consent of Ernst & Young LLP.

        Exhibit 27      -- Financial data schedule.

-------
<Fa>The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    No Form 8-K's were filed by the Corporation in the fourth quarter of 1995.

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

Date: March 12, 1996

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

                      SIGNATURES                                    TITLES                               DATE
                      ----------                                    ------                               ----
                 ANDREW B. CRAIG, III                   Chairman of the Board and Chief                 March 12, 1996
     -------------------------------------------        Executive Officer
                 Andrew B. Craig, III

                 SAMUEL B. HAYES, III                   President and Director                          March 12, 1996
     -------------------------------------------
                 Samuel B. Hayes, III

                   GREGORY L. CURL                      Vice Chairman and Director                      March 12, 1996
     -------------------------------------------
                   Gregory L. Curl

                  DARRELL G. KNUDSON                    Executive Vice President and                    March 12, 1996
     -------------------------------------------        Director
                  Darrell G. Knudson

                  RICHARD L. BATTRAM                    Director                                        March 12, 1996
     -------------------------------------------
                  Richard L. Battram

                B. A. BRIDGEWATER, JR.                  Director                                        March 12, 1996
     -------------------------------------------
                B. A. Bridgewater, Jr.

                 WILLIAM E. CORNELIUS                   Director                                        March 12, 1996
     -------------------------------------------
                 William E. Cornelius

                                                        Director                                        March __, 1996
     -------------------------------------------
                  John E. Hayes, Jr.


                      SIGNATURES                                    TITLES                               DATE
                      ----------                                    ------                               ----
                    C. RAY HOLMAN                       Director                                        March 12, 1996
     -------------------------------------------
                    C. Ray Holman

                                                        Director                                        March __, 1996
     -------------------------------------------
                John Peters MacCarthy

                  WILLIAM E. MARITZ                     Director                                        March 12, 1996
     -------------------------------------------
                  William E. Maritz

                RUSSELL W. MEYER, JR.                   Director                                        March 12, 1996
     -------------------------------------------
                Russell W. Meyer, Jr.

                   RICHARD E. PECK                      Director                                        March 12, 1996
     -------------------------------------------
                   Richard E. Peck

                   JERRY E. RITTER                      Director                                        March 12, 1996
     -------------------------------------------
                   Jerry E. Ritter

                  WILLIAM P. STIRITZ                    Director                                        March 12, 1996
     -------------------------------------------
                  William P. Stiritz

                   ALBERT E. SUTER                      Director                                        March 12, 1996
     -------------------------------------------
                   Albert E. Suter

                 DWIGHT D. SUTHERLAND                   Director                                        March 12, 1996
     -------------------------------------------
                 Dwight D. Sutherland

                 THEODORE C. WETTERAU                   Director                                        March 12, 1996
     -------------------------------------------
                 Theodore C. Wetterau

                                               INDEX TO EXHIBITS
    NUMBER                                         EXHIBIT                                                   PAGE
    ------                                         -------                                                   ----

      3(a)       The Corporation's Restated Articles of Incorporation, Exhibit 3(a) to Boatmen's
                 Bancshares, Inc.'s S-8 Registration Statement (No. 33-61011) is incorporated herein
                 by reference.........................................................................       <F*>

      3(b)       Certificate of Designation, dated January 8, 1996, for Boatmen's Bancshares, Inc. 7%
                 Cumulative Convertible Preferred Stock, Series A, stated value $100 per share, liquidation preference $400 per share................................................

      3(c)       The Corporation's Amended By-laws as adopted by its Board of Directors on January 30,
                 1996.................................................................................

      4(a)       Conformed copy of Rights Agreement dated as of August 14, 1990,
                 Exhibits 1 and 2 to Registration Statement on Form 8-A is incorporated herein by
                 reference............................................................................       <F*>

      4(b)       Amendment dated as of January 26, 1993 to Rights Agreement dated August 14, 1990,
                 Exhibit 4(a) to Boatmen's Bancshares, Inc.'s Annual Report to the
                 Securities and Exchange Commission on Form 10-K (File No. 1-3750) for the
                 fiscal year ended December 31, 1992, is incorporated herein by reference.............       <F*>

      4(c)       Assignment and Assumption of and Amendment #1 to Deposit Agreement (with exhibits, including Deposit Agreement dated February 24, 1992, between Fourth Financial
                 Corporation and BANK IV Kansas, National Association), dated January 31, 1996, among
                 Boatmen's Bancshares, Inc., Acquisition Sub, Inc., Boatmen's Trust Company and BANK
                 IV, National Association.............................................................

     10(a)       Employment Agreement dated January 30, 1996, between the Corporation and
                 Andrew B. Craig, III.................................................................

     10(b)       Employment Agreement dated January 30, 1996, between the Corporation and
                 Samuel B. Hayes, III.................................................................

     10(c)       Boatmen's Bancshares, Inc. Amended 1981 Incentive Stock Option Plan, Exhibit 10(h) to
                 Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission
                 on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1986, is
                 incorporated herein by reference.....................................................       <F*>

     10(d)       Boatmen's Bancshares, Inc. Amended 1982 Long Term Incentive Plan as of February 12,
                 1996.................................................................................

     10(e)       Boatmen's Bancshares, Inc. 1987 Non-Qualified Stock Option Plan......................

     10(f)       Boatmen's Supplemental Retirement Plan as of February 8, 1996........................

     10(g)       Employment Agreement dated January 30, 1996, between the Corporation and Gregory L.
                 Curl.................................................................................

     10(h)       Boatmen's Bancshares, Inc. Change-in-Control Severance Plan dated January 30, 1996...

     10(i)       Boatmen's Bancshares, Inc. Deferred Compensation Plan for Directors, Exhibit 10(i) to
                 Boatmen's Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission
                 on Form 10-K (File No. 1-3750) for the fiscal year ended December 31, 1994, is
                 incorporated herein by reference.....................................................       <F*

     10(j)       Boatmen's Bancshares, Inc. Executive Deferred Compensation Plan as of February 8,
                 1996.................................................................................


                                         INDEX TO EXHIBITS (CONTINUED)

    NUMBER                                         EXHIBIT                                                   PAGE
    ------                                         -------                                                   ----
     10(k)       Boatmen's Supplemental Retirement Participation Agreement dated August 4, 1993, between the Corporation and Andrew B. Craig, III, Exhibit 10(w) to Boatmen's
                 Bancshares, Inc.'s Annual Report to the Securities and Exchange Commission on Form
                 10-K (File No. 1-3750) for the fiscal year ended
                 December 31, 1993, is incorporated herein by reference...............................       <F*>

     10(l)       Boatmen's Bancshares, Inc. 1991 Incentive Stock Option Plan..........................

     10(m)       Boatmen's Supplemental Retirement Participation Agreement dated June 22, 1994, between the Corporation and Samuel B. Hayes, III, Exhibit 10 to
                 Boatmen's Bancshares, Inc.'s Quarterly Report to the Securities and Exchange
                 Commission on Form 10-Q (File No. 1-3750) for the quarter ended
                 June 30, 1994, is incorporated herein by reference...................................       <F*>

     10(n)       Boatmen's Bancshares, Inc. 1992 Annual Incentive Bonus Plan as of February 8, 1996...

     10(o)       Boatmen's Bancshares, Inc. 1996 Stock Incentive Plan.................................

      13         Portions of the Annual Report to Shareholders for the year ended December 31, 1995...

                                                  GRAPHICS APPENDIX

                                                                                     CROSS REFERENCE
                                                                                        TO PAGE OF
                        OMITTED CHARTS                                                ANNUAL REPORT
                        --------------                                               ---------------
              1. Asset Growth..................................................          Page 19
              2. Equity Growth.................................................          Page 19
              3. Net Interest Margin...........................................          Page 21
              4. Quarterly Net Interest Margin.................................          Page 21
              5. Average Earning Asset Mix.....................................          Page 26
              6. Funding Mix...................................................          Page 26
              7. Noninterest Income............................................          Page 30
              8. Noninterest Expense...........................................          Page 31
              9. Loan Portfolio................................................          Page 33
             10. Loan Loss Experience..........................................          Page 35
             11. Loan Reserve Coverage.........................................          Page 38
             12. Nonperforming Assets..........................................          Page 38
             13. Risk-Based Capital............................................          Page 40

                 The above listed charts were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in tabular format within the Management's Discussion and Analysis section of the
                 Annual Report.

      21         Subsidiaries of the Corporation.....................................................

      23         Independent Auditors' Consent of Ernst & Young LLP..................................

      27         Financial Data Schedule.............................................................

-------
<F*>Incorporated by reference.

                              BOATMEN'S BANCSHARES