Form 10-Q
period 1996-03-31
BOATMENS BANCSHARES INC /MO
filed 1996-05-15
CIK 40454

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1996

                                      OR

   (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---------- to---------

Commission File number: 1-3750


                          BOATMEN'S BANCSHARES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Missouri                                    43-0672260
- -------------------------------------------------------------------------------
   (State or other jurisdiction of               (IRS Employer Identification
   incorporation or organization)                           Number)

       One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri    63101
- -------------------------------------------------------------------------------
                (Address of principal executive offices)           (Zip Code)

                                 3l4-466-6000
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

                                               Number of Shares Outstanding
        Class of Common Stock                       as of April 30, 1996
- -------------------------------------------------------------------------------
            $1 Par Value                                 157,203,256

                                              INDEX


                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                                                                                PAGE NO.

Item 1 - Financial Statements                                                       3

         Consolidated Balance Sheet
         March 31, 1996 and 1995 and December 31, 1995                              4

         Consolidated Statement of Income
         Three months ended March 31, 1996 and 1995                                 5

         Consolidated Statement of Changes in Stockholders' Equity
         Three months ended March 31, 1996 and 1995                                 6

         Consolidated Statement of Cash Flows
         Three months ended March 31, 1996 and 1995                                 7

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    8-29



                               PART II - OTHER INFORMATION
                               ---------------------------

Item 1 - Legal Proceedings                                                        None

Item 2 - Changes in Securities                                                    None

Item 3 - Defaults Upon Senior Securities                                          None

Item 4 - Submission of Matters to a Vote of Security Holders                      None

Item 5 - Other Information                                                        None

Item 6 - Exhibits and Reports on Form 8-K                                          30

SIGNATURE                                                                          30


                         PART I. FINANCIAL INFORMATION
                         -----------------------------



ITEM 1.  FINANCIAL STATEMENTS


      The consolidated financial statements for the three months ended March 31, 1996 and 1995 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET

(dollars in thousands)                                    March 31, 1996          March 31, 1995       December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                      $ 2,087,480             $ 2,239,252             $ 2,611,765
Short-term investments                                            68,011                  57,009                  83,166
Securities:
  Held to maturity                                             1,027,335               7,195,696                 923,130
  Available for sale                                          10,627,510               4,740,083              10,347,172
  Trading                                                         33,714                  19,795                  58,361
Federal funds sold and securities purchased
  under resale agreements                                        363,308                 419,839               1,225,671
Loans, net of unearned income                                 24,252,074              23,554,666              24,050,903
  Less reserve for loan losses                                   463,733                 454,732                 452,560
- ------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                  23,788,341              23,099,934              23,598,343
- ------------------------------------------------------------------------------------------------------------------------
Property and equipment                                           802,603                 802,124                 800,502
Other assets                                                   1,500,899               1,481,419               1,475,379
- ------------------------------------------------------------------------------------------------------------------------
  Total assets                                               $40,299,201             $40,055,151             $41,123,489
========================================================================================================================

Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                              $ 6,445,618             $ 5,881,973             $ 6,894,649
Retail savings deposits and interest-bearing
  transaction accounts                                        13,313,889              12,306,852              13,510,720
Time deposits                                                 11,365,074              11,655,863              11,572,768
- ------------------------------------------------------------------------------------------------------------------------
  Total deposits                                              31,124,581              29,844,688              31,978,137
- ------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                                  2,938,425               3,216,314               2,902,973
Short-term borrowings                                          1,335,138               2,604,281               1,474,991
Capital lease obligations                                         38,752                  40,074                  39,076
Long-term debt                                                   616,413                 557,704                 615,129
Other liabilities                                                648,571                 474,758                 512,436
- ------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                           36,701,880              36,737,819              37,522,742
- ------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                           961                   1,142                     961
- ------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock                                                   99,091                  99,969                  99,324
Common stock ($1 par value; 200,000,000 shares authorized)       158,401                 156,559                 158,068
Surplus                                                        1,214,408               1,181,482               1,212,838
Retained earnings                                              2,188,020               1,921,564               2,137,176
Treasury stock, at cost                                          (29,183)                 (2,151)                (18,096)
Unrealized net appreciation (depreciation),
    available for sale securities                                (34,377)                (41,233)                 10,476
- ------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                   3,596,360               3,316,190               3,599,786
- ------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                 $40,299,201             $40,055,151             $41,123,489
========================================================================================================================
Held to maturity securities, market value                    $ 1,065,980             $ 7,004,728             $   973,801
Available for sale securities, amortized cost                 10,688,942               4,804,137              10,330,233
Common stock, shares outstanding                             157,644,169             156,481,513             157,591,239
Treasury shares outstanding                                      757,087                  76,992                 476,519
========================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31 (in thousands except share data)        1996                    1995
- ------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                    $528,584                $498,751
  Interest on short-term investments                               1,913                     964
  Interest on Federal funds sold and securities purchased
    under resale agreements                                       11,631                   8,801
  Interest on held to maturity securities
    Taxable                                                          404                  96,057
    Tax-exempt                                                    15,077                  13,965
- ------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                 15,481                 110,022
  Interest on available for sale securities                      160,188                  76,298
  Interest on trading securities                                     764                     435
- ------------------------------------------------------------------------------------------------
    Total interest income                                        718,561                 695,271
- ------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                           257,282                 238,124
  Interest on Federal funds purchased and other
    short-term borrowings                                         58,709                  80,846
  Interest on capital lease obligations                              946                     978
  Interest on long-term debt                                      12,450                  12,129
- ------------------------------------------------------------------------------------------------
    Total interest expense                                       329,387                 332,077
- ------------------------------------------------------------------------------------------------
    Net interest income                                          389,174                 363,194
Provision for loan losses                                         26,217                  10,743
- ------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses          362,957                 352,451
- ------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                      52,807                  45,670
  Service charges                                                 60,351                  55,234
  Mortgage banking  revenues                                      21,639                  23,248
  Credit card                                                     15,553                  14,695
  Investment banking revenues                                     12,469                  10,248
  Securities gains (losses), net                                     477                 (22,017)
  Other                                                           49,284                  37,581
- ------------------------------------------------------------------------------------------------
    Total noninterest income                                     212,580                 164,659
- ------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                          191,360                 179,235
  Net occupancy                                                   25,418                  25,127
  Equipment                                                       30,232                  28,726
  FDIC insurance                                                   2,735                  16,594
  Intangible amortization                                         10,272                  10,610
  Advertising                                                      9,894                   9,914
  Merger expense                                                  42,414                  25,267
  Other                                                           87,166                  79,026
- ------------------------------------------------------------------------------------------------
    Total noninterest expense                                    399,491                 374,499
- ------------------------------------------------------------------------------------------------
  Income before income tax expense                               176,046                 142,611
Income tax expense                                                64,922                  52,347
- ------------------------------------------------------------------------------------------------
  Net income                                                    $111,124                $ 90,264
================================================================================================
  Net income available to common shareholders                   $109,374                $ 88,495
================================================================================================
  Net income per share                                              $.69                    $.57
================================================================================================
  Dividends declared per share                                      $.37                    $.34
================================================================================================
Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on preferred stock. For the first quarter, average shares outstanding were
157,727,497 in 1996 and 156,231,878 in 1995. Preferred dividends declared totaled $1.8 million in both 1996 and 1995.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Unrealized Net
                                                                                                          Appreciation,
                               Preferred Stock    Common Stock                           Treasury Stock  (Depreciation)
                               ---------------  ----------------               Retained  --------------   Available for
(in thousands)                 Shares  Amount   Shares    Amount    Surplus     Earnings  Shares  Amount  Sale Securities  Total
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995        250  $100,000  156,084  $156,084  $1,171,184  $1,886,199  (509) $(14,516)   $(134,521)   $3,164,430
Net income                       --        --       --        --          --      90,264    --        --           --        90,264
Cash dividends declared:
  Common ($.34 per share)        --        --       --        --          --     (43,387)   --        --           --       (43,387)
  Redeemable preferred           --        --       --        --          --         (20)   --        --           --           (20)
  By pooled company prior
  to merger--common              --        --       --        --          --      (9,743)   --        --           --        (9,743)
  By pooled company prior
  to merger--preferred           --        --       --        --          --      (1,749)             --           --        (1,749)
Common stock issued
  pursuant to various
  employee and shareholder
  stock issuance plans           --        --      164       164       1,709          --   143     4,357           --         6,230
Common stock issued upon
  acquisition of subsidiaries    --        --      369       369      10,285          --   289     8,008           --        18,662
Adjustment for purchase of
  treasury stock--pooled
  companies                      --        --      (62)      (62)     (2,000)         --    --        --           --        (2,062)
Common stock issued upon
  conversion of preferred
  stock                          --       (31)       1         1          30          --    --        --           --            --
Common stock issued upon
  conversion of convertible
  subordinated debentures        --        --        3         3          43          --    --        --           --            46
Adjustment of available for
  sale securities to
  market value                   --        --       --        --          --          --    --        --       93,288        93,288
Other, net                       --        --       --        --         231          --    --        --           --           231
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995         250  $ 99,969  156,559  $156,559  $1,181,482  $1,921,564   (77) $ (2,151)   $ (41,233)   $3,316,190
====================================================================================================================================
BALANCE, JANUARY 1, 1996        248  $ 99,324  158,068  $158,068  $1,212,838  $2,137,176  (477) $(18,096)   $  10,476    $3,599,786
Net income                       --        --       --        --          --     111,124    --        --           --       111,124
Cash dividends declared:
  Common ($.37 per share)        --        --       --        --          --     (58,530)   --        --           --       (58,530)
  Preferred                      --        --       --        --          --         (17)   --        --           --           (17)
  Redeemable preferred           --        --       --        --          --      (1,733)   --        --           --        (1,733)
Acquisition of treasury stock    --        --       --        --          --          --  (990)  (38,859)          --       (38,859)
Common stock issued
  pursuant to various
  employee and shareholder
  stock issuance plans           --        --      325       325       2,840          --   473    18,140           --        21,305
Common stock issued upon
  acquisition of subsidiaries    --        --       --        --        (839)         --   240     9,739           --         8,900
Common stock issued upon
  conversion of preferred
  stock                          --      (233)       8         8         225          --    --        --           --            --
Common stock issued upon
  conversion of convertible
  subordinated debentures        --        --       --        --         (29)         --     1        51           --            22
Adjustment of available for
  sale securities to
  market value                   --        --       --        --          --          --    --        --      (44,853)      (44,853)
Other, net                       --        --       --        --        (627)         --    (4)     (158)          --          (785)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996         248  $ 99,091  158,401  $158,401  $1,214,408  $2,188,020  (757) $(29,183)   $ (34,377)   $3,596,360
====================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31 (in thousands)                                                  1996                    1995
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             $  327,396              $  231,434

Investing Activities:
  Net decrease in Federal funds sold and securities purchased under resale agreements    866,888                 700,351
  Net increase in loans                                                                 (178,985)               (756,297)
  Proceeds from the sales of foreclosed property                                           8,393                   5,215
  Proceeds from the maturity of held to maturity securities                               35,340                 137,770
  Purchases of held to maturity securities                                               (22,900)               (169,002)
  Proceeds from the maturity of available for sale securities                            796,406                 206,821
  Proceeds from the sales of available for sale securities                                78,700                 434,774
  Purchases of available for sale securities                                          (1,336,343)                (37,553)
  Net (increase) decrease in short-term investments                                       15,155                 (11,793)
  Net increase in property and equipment                                                 (24,296)                (29,068)
  Net cash (paid) received from purchase acquisitions                                      3,096                  (4,091)
- ------------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                            241,454                 477,127
========================================================================================================================

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                                           35,452                 228,999
  Net decrease in deposits                                                              (922,452)             (1,393,479)
  Net increase (decrease) in short-term borrowings                                      (139,853)                217,001
  Payments on long-term debt                                                                (557)                (41,741)
  Proceeds from the issuance of long-term debt                                             1,863
  Payments on capital lease obligations                                                     (324)                   (334)
  Cash dividends paid                                                                    (49,710)                (44,494)
  Acquisition of treasury stock                                                          (38,859)
  Common stock issued pursuant to various employee and
    shareholder stock issuance plans                                                      21,305                   6,230
- ------------------------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                                             (1,093,135)             (1,027,818)
- ------------------------------------------------------------------------------------------------------------------------
Decrease in cash and due from banks                                                     (524,285)               (319,257)
Cash and due from banks at beginning of year                                           2,611,765               2,558,509
- ------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31                                                   $2,087,480              $2,239,252
========================================================================================================================

For the three months ended March 31, 1996 and 1995, interest paid totaled
$334 million and $307 million, respectively,  and income taxes paid totaled
$6 million and $1 million. Loans transferred to foreclosed property totaled
$4 million in 1996, and $3 million in 1995. Available for sale securities transferred to held to maturity totaled $95 million for the three months ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Table 1: Summary of Selected Financial Information
                                                                                Three months ended March 31
- ----------------------------------------------------------------------------------------------------------------------------
(in millions except per share data)                                 1996                    1995                % change
- ----------------------------------------------------------------------------------------------------------------------------
Common Share Data
Net income                                                       $   .69                 $   .57                    21.1%
Net income before merger expenses and
    securities restructuring charge                                  .88                     .78                    12.8
Dividends declared                                                   .37                     .34                     8.8
Book value at period end                                           22.18                   20.55                     7.9
Tangible book value at period end                                  19.46                   18.00                     8.1
Shares outstanding at period end                                   157.6                   156.5                      .7
Average shares outstanding                                         157.7                   156.2                     1.0
- ----------------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                               $389.2                  $363.2                     7.2%
Provision for loan losses                                           26.2                    10.7                   144.0
Noninterest income                                                 212.6                   164.7<F1>                29.1
Noninterest expense                                                399.5<F2>               374.5<F2>                 6.7
Net income                                                         111.1                    90.3                    23.1
Net income before merger expenses and
    securities restructuring charge                                140.5                   123.2                    14.1
- ----------------------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                   $40,299.2               $40,055.2                      .6%
Loans                                                           24,252.1                23,554.7                     3.0
Securities                                                      11,654.8                11,935.8                    (2.4)
Deposits                                                        31,124.6                29,844.7                     4.3
Long-term debt                                                     616.4                   557.7                    10.5
Stockholders' equity                                             3,596.4                 3,316.2                     8.4
- ----------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Before merger expenses and securities restructuring charge:
    Return on assets                                                1.39%                   1.23%
    Return on total equity                                         15.36                   15.19
    Return on common equity                                        15.60                   15.45
    Noninterest income/operating income                             34.8                    33.3
    Efficiency ratio                                                58.4                    62.3
After merger expenses and securities restructuring charge:
    Return on assets                                                1.10                     .90
    Return on total equity                                         12.15                   11.13
    Return on common equity                                        12.30                   11.26
    Net interest margin                                             4.40                    4.23
    Noninterest income/operating income                             34.8                    30.6
    Efficiency ratio                                                65.3                    69.5
    Capital ratios:
     Equity to assets                                               8.92                    8.28
     Risk-based capital:
      Tier I capital                                               11.37                   10.96
      Total capital                                                14.04                   13.72
     Tier I leverage ratio                                          8.22                    7.56
- ----------------------------------------------------------------------------------------------------------------------------
Asset Quality
Nonperforming loans to total loans                                   .93%                    .72%
Nonperforming assets to total loans and foreclosed property         1.07                    1.00
Loan reserve to nonperforming loans                               204.36                  266.30
Loan reserve to net loans                                           1.91                    1.93
Annualized net charge-offs to average loans                          .26                     .14
============================================================================================================================

<F1>Includes a securities restructuring charge of $22.0 million.
<F2>Includes merger expenses of $42.4 million in 1996 and $25.3 million in 1995.

ACQUISITION OVERVIEW
      Over the last several years the Corporation has made numerous acquisitions establishing leading market positions in Missouri, Arkansas, Kansas, New Mexico and Oklahoma, and sizable presences in southern Illinois, Iowa, western Tennessee and northern Texas. The acquisition program has three objectives: geographic diversification, growth in retail market share, and additional earnings generation capacity. The Corporation's geographic profile provides credit and economic risk diversification in that the operation is not significantly dependent on any major market. All of the Corporation's major markets are currently experiencing satisfactory economic conditions. In 1995 and through the first quarter of 1996, the Corporation completed nine acquisitions in five states aggregating $12.0 billion in total assets. The Corporation's operations currently span nine states, with services delivered from over 660 branch locations and over 1,400 ATM's. A summary of the acquisitions consummated in 1996 and 1995, and those pending at March 31, 1996, follows.

Table 2: Acquisitions--1996 and 1995
                                                                                                       Common   Accounting
                                         Date   State              Assets          Price        shares issued   method
- ----------------------------------------------------------------------------------------------------------------------------
Completed
Dalhart Bancshares, Inc.                 1/95   Texas       $  .1 billion   $ 23 million stock     .7 million   Pooling
National Mortgage Company                1/95   Tennessee      .2 billion    153 million stock    5.0 million   Pooling
Worthen Banking Corporation              2/95   Arkansas      3.5 billion    595 million stock   17.1 million   Pooling
Salem Community Bancorp, Inc.            2/95   Illinois       .1 billion      8 million stock     .3 million   Purchase
West Side Bancshares, Inc.               4/95   Texas          .1 billion     18 million stock     .6 million   Purchase
First National Bank in Pampa             5/95   Texas          .2 billion     42 million stock    1.4 million   Pooling
Citizens Bancshares Corporation         10/95   Arkansas       .2 billion     41 million stock    1.1 million   Purchase
Fourth Financial Corporation             1/96   Kansas        7.5 billion    1.2 billion stock   28.5 million   Pooling
Tom Green National Bank                  3/96   Texas          .1 billion      9 million stock     .2 million   Purchase
- ----------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                    $12.0 billion
============================================================================================================================
Pending at March 31, 1996
Canadian Bancshares, Inc.                       Texas       $  .1 billion   $  8 million stock     .2 million   Purchase
============================================================================================================================

Table 3: Asset Distribution
March 31, 1996 (dollars in billions)    Assets       % of total         Locations
- ---------------------------------------------------------------------------------
Missouri                                 $16.9             41.9%              168
Kansas                                     5.1             12.7                69
Arkansas                                   4.6             11.4               149
Oklahoma                                   4.4             10.9               114
New Mexico                                 3.4              8.5                66
Texas                                      2.3              5.7                38
Iowa                                       1.2              3.0                27
Illinois                                   1.0              2.5                21
Tennessee                                   .9              2.2                15
Credit card                                 .5              1.2
- ---------------------------------------------------------------------------------
Total                                    $40.3            100.0%              667
=================================================================================

Kansas Acquisition
      On January 31, 1996, the Corporation acquired Fourth Financial Corporation (Fourth Financial), headquartered in Wichita, Kansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged one share of its common stock for each Fourth Financial common share, resulting in the issuance of approximately 28.5 million shares of common stock. In addition, the Corporation effectively assumed Fourth Financial's $100 million convertible preferred stock by issuance of an identical new security. Fourth Financial, subsequently renamed BBI Kansas, Inc., was the largest banking company in Kansas, with approximately $7.5 billion in assets, operating 87 retail banking offices in Kansas and 56 in Oklahoma. The acquisition of Fourth Financial gave the Corporation the leading deposit market share in Kansas and Oklahoma.

Arkansas Acquisition
      On February 28, 1995, the Corporation acquired Worthen Banking Corporation (Worthen), headquartered in Little Rock, Arkansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement the Corporation exchanged one share of its common stock for each Worthen share, resulting in the issuance of approximately 17.1 million shares. Worthen, subse-quently renamed Boatmen's Arkansas, Inc., was the second largest banking organization in Arkansas, with approximately $3.5 billion in assets, operating 101 retail banking offices throughout Arkansas and six such offices in the Austin, Texas area. The acquisition of Worthen increased the Corporation's asset base in Arkansas to over $4 billion, making the Corporation the market leader in Arkansas.

Mortgage Banking Acquisition
      On January 31, 1995, the Corporation acquired National Mortgage Company and certain affiliates (National Mortgage), headquartered in Memphis, Tennessee, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged approximately 5.0 million shares of its common stock for all of the stock of National Mortgage. At the date of announcement, the transaction had a value of approximately $153 million, which represented 1.2% of National Mortgage's mortgage servicing portfolio. National Mortgage is a full-service mortgage banking company which originates home loans through company-operated offices as well as through a network of over 300 correspondents located in the southern and midwestern United States.

Other Acquisitions
      In 1995, the Corporation completed acquisitions of five other financial institutions aggregating $.7 billion in assets to strengthen its retail presence within existing markets in Texas, Arkansas and Illinois. More specific information regarding these acquisitions is provided in Table 2.
      On January 31, 1996, the Corporation announced a definitive agreement to acquire Canadian Bancshares, Inc. (Canadian), located in Canadian, Texas, in a stock transaction to be accounted for as a purchase. The acquisition of Canadian, with assets of approximately $40 million, will result in the issuance of approximately .2 million shares of common stock from treasury stock. This transaction, which is subject to regulatory and shareholder approval, is expected to be completed in mid-1996.
      On February 28, 1996, the Corporation acquired Tom Green National Bank, located in San Angelo, Texas, in a stock transaction accounted for as a purchase. The acquisition of Tom Green National Bank, with assets of approximately $80 million, resulted in the issuance of approximately .2 million shares of common stock from treasury stock acquired in the open market.

      The acquisitions of Fourth Financial in the first quarter of 1996 and Worthen and National Mortgage in the first quarter of 1995, resulted in recognition of pre-tax merger expenses, consisting primarily of obsolete equipment write-offs and estimated costs to close duplicate branches, severance and retention costs, and investment banking, legal and other professional fees. The major components of the merger expenses are quantified in Table 4.

Table 4: Merger Expense
- ------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996        1995
- ------------------------------------------------------------------------------------
Equipment and software write-offs, and branch closings             $17.9       $ 6.3
Compensation costs                                                  11.1         4.6
Investment banking, legal, and other professional fees               5.9         9.4
Other                                                                7.5         5.0
- ------------------------------------------------------------------------------------
Total                                                              $42.4       $25.3
====================================================================================

EARNINGS OVERVIEW
      Net income in the first quarter of 1996 and 1995 was impacted by merger expenses stemming from the aforementioned pooling acquisitions and a securities restructuring charge recognized by Fourth Financial in the first quarter of last year. Net income before the impact of the merger expenses and the securities restructuring charge increased to $140.5 million, up 14.1% from the same period of last year, and net income per share was $.88, an increase of 12.8%. The earnings growth reflected higher net interest income and noninterest income, offset in part by a higher provision for loan losses and higher noninterest expense. Net income in the first quarter of 1996 was reduced by after-tax merger expenses totaling $29.4 million or $.19 per share. Net income in 1995 was reduced by after-tax merger expenses totaling $19.5 million or $.13 per share and an after-tax securities restructuring charge of $13.4 million or $.08 per share. Previously reported financial statements of prior periods have been restated to reflect the pooling-of-interests acquisition of Fourth Financial which was completed in the first quarter of 1996. The purchase acquisitions completed in 1995 and 1996 had no material impact on results of operations.
      For the first quarter, the return on average assets was 1.39% and the return on common equity was 15.60%, compared to 1.23% and 15.45%, respectively, for the same period last year. Including merger expenses and the securities restructuring charge, the return on assets and return on common equity were 1.10% and 12.30%, respectively, in 1996, and .90% and 11.26%, respectively, in 1995.
      Net interest income, on a fully-taxable equivalent basis, increased 6.6% over the first quarter of 1995, primarily due to growth in earning assets and an improvement in the net interest margin. The net interest margin was 4.40% for the first quarter of

1996, an increase of 17 basis points over the first quarter of last year, and 9 basis points over the fourth quarter of 1995.
      Noninterest income before the impact of the aforementioned securities restructuring charge, increased 13.9% over the first quarter of 1995, primarily due to growth in trust fees, service charges and investment banking revenues. Noninterest income in the first quarter of 1996 also included a $12.0 million gain from the consummation of a credit card joint venture, whereas noninterest income in the first quarter of 1995 included gains of $7.9 million from the sale of mortgage loan servicing and $4.9 million from the sale of an ownership interest in a regional electronic funds transfer network.
      Noninterest expense, excluding merger expenses, increased 2.2% from the first quarter of 1995. Including merger expenses, noninterest expense was $399.5 million in 1996 and $374.5 million in 1995.
      The provision for loan losses for the first quarter of 1996 totaled
$26.2 million, up from $10.7 million for the same period of last year. The provision for loan losses exceeded net charge-offs by $10.2 million, primarily due to an additional provision to conform Fourth Financial to the Corporation's loan reserve policies. For the first quarter, net loan charge-offs were $16.0 million, compared to $8.1 million in the same period last year. Annualized net charge-offs as a percentage of average loans were
 .26% in the first quarter of 1996, compared to .14% in the same period last year and .27% for the full year 1995.
      Presented in Table 5 is an income statement analysis expressed on a per share basis for the quarter ended March 31, 1996, compared to the same period last year and the three months ended December 31, 1995. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis
                                                            1st Qtr. '96       1st Qtr. '96
Per share                                               vs. 1st Qtr. '95   vs. 4th Qtr. '95
- -------------------------------------------------------------------------------------------
Net income per share prior period                                   $.57               $.81
- -------------------------------------------------------------------------------------------
Net interest income                                                  .16                .03
Provision for loan losses                                           (.10)
Noninterest income                                                   .31                .02
Noninterest expense                                                 (.05)               .08
Merger expense                                                      (.11)              (.27)
Income tax expense                                                  (.08)               .03
Impact of additional shares of common stock                         (.01)              (.01)
- -------------------------------------------------------------------------------------------
Net increase (decrease)                                              .12               (.12)
- -------------------------------------------------------------------------------------------
Net income per share current period                                 $.69               $.69
===========================================================================================

NET INTEREST INCOME AND INTEREST RATE RISK MANAGEMENT

Table 6: Summary of Net Interest Income
- -------------------------------------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996               1995                % change
- -------------------------------------------------------------------------------------------------------------------
Average loans                                                  $24,130.6          $23,102.3                     4.5%
Average earning assets                                          36,424.8           35,887.6                     1.5
Average core deposits                                           27,522.6           25,909.7                     6.2
Average purchased funds                                          5,868.3            7,545.5                   (22.2)
Net interest income (FTE)                                          398.9              374.3                     6.6
Net interest margin                                                 4.40%              4.23%
===================================================================================================================

      Net interest income, on a fully-taxable equivalent basis, increased
6.6% over the first quarter of 1995, primarily due to growth in average earning assets and an improvement in the net interest margin.
      Average earning assets increased 1.5% over the prior year, due to loan growth which was offset somewhat by a decline in the securities portfolio. Loans, the highest yielding earning asset, increased 4.5% over the first quarter of 1995 and as a percentage of average earning assets were 66.2%, compared to 64.4% for the same period last year. Held to maturity and available for sale securities decreased 6.7%, and represented 31.0% of average earning assets, down from 33.7% for the first quarter of 1995. The decline in the securities portfolio reflects redeployment of proceeds from maturing securities to the loan portfolio and the sale of approximately $425 million of fixed-rate securities by Fourth Financial in the first quarter of last year as a means to realign its balance sheet to reduce interest rate sensitivity.
      The net interest margin for the first quarter of 1996 was 4.40% compared to 4.23% for the same period last year and 4.31% for the fourth quarter of 1995. The increase in the net interest margin from the first quarter of 1995 was primarily due to a higher contribution from noninterest-bearing fund sources, which increased the net interest margin by 13 basis points. The increased contribution from noninterest-bearing fund sources reflects growth in escrow balances related to the mortgage servicing portfolio and lower deposit reserve positions maintained on certain classes of deposit liabilities. The average yield on earning assets increased 6 basis points from the first quarter of last year; while the average rate paid on interest-bearing liabilities increased 2 basis points. The increase in the net interest margin from the fourth quarter of last year was attributable to an overall decline in funding costs as rates paid on interest-bearing deposits decreased by 10 basis points.
      Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure (earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments and off-balance sheet instruments such as interest rate swaps; however, the model is not intended to represent an income forecast. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is less than 1%, assuming a gradual 200 basis point decrease in interest rates, and no active management of the balance sheet components in response to the interest rate decrease.
      An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities.
If no other management action is taken, these core banking activities, which include lending and deposit products, result in an asset-sensitive position. Accordingly, the Corporation utilizes a variety of discretionary on- and off-balance sheet strategies to manage the overall interest rate sensitivity position. One such example of an off-balance sheet strategy was the use of an auto-loan securitization sale in the third quarter of last year, thereby eliminating the interest rate risk associated with holding $300 million of fixed-rate loans. Another off-balance sheet strategy used by the Corporation in managing its overall interest rate sensitivity position is the use of interest rate swaps to alter the rate sensitivity characteristics of various assets and liabilities. Asset securitizations and interest rate swaps are effective mechanisms to manage interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of interest rate swaps over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and is controlled and monitored within the overall context of the aforementioned asset/liability management policies.
      In the first quarter of 1996, no new swaps were added and $498 million matured such that at March 31, 1996, interest rate swaps totaled $2.3 billion. The most recent swaps were executed in 1995 as a means to convert a portion of the Corporation's variable rate bank notes to fixed rate instruments. Interest rate swaps executed in years prior to 1995 were undertaken to modify the interest rate sensitivity of the Corporation's prime-based loan portfolio, converting a portion of these loans to fixed rate instruments. Additionally, the Corporation has utilized swaps to convert a portion of its long-term fixed rate debt to a floating rate basis. Periodic correlation assessments are performed to ensure that the swap instruments are effectively modifying the interest rate characteristics of the respective balance sheet items.
      As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. As such, the contribution from the swap portfolio will decrease in a rising rate environment and increase in a falling rate environment. The average rate received at March 31, 1996, was 5.54% compared to an average rate paid of 5.76%, and the average remaining maturity of the total portfolio was less than one year. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent reset date. The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index.
      The swap portfolio had minimal impact on the Corporation's operating results in the first quarter of 1996, reducing net interest income by approximately $1.3 million, resulting in a reduction in the net interest margin of approximately 1 basis point. In the first quarter of 1995, the swap portfolio decreased net interest income by $3.0 million, reducing the margin by approximately 3 basis points. Based on interest rates at March 31, 1996, it is anticipated that the existing swap portfolio will reduce net interest income by approximately $3 million in 1996.
      Table 8 provides information related to weighted average rates received and paid, maturity profile, and fair values of the major swap programs in place at March 31, 1996, and March 31, 1995. The estimated fair value of the swap portfolio, based on dealer quotes, was an unrealized loss of $9.8 million at March 31, 1996, compared to an unrealized loss of $103.5 million at March 31, 1995. The Corporation's operating and liquidity position is not expected to be materially impacted by the unrealized loss inherent in the swap portfolio.

Table 7: Interest Rate Swap Portfolio Activity
(in millions)                                  Receive Fixed         Pay Fixed       Basis Swaps             Total
- ------------------------------------------------------------------------------------------------------------------
Notional amount, December 31, 1995                    $1,828              $879               $97            $2,804
  Additions                                                                                                     --
  Maturities                                            (437)              (10)              (51)             (498)
- ------------------------------------------------------------------------------------------------------------------
Notional amount, March 31, 1996                       $1,391              $869               $46            $2,306
==================================================================================================================
Average remaining maturity (years)                        .8                .2                .2                .6
Weighted average rate received                          5.57%             5.44%             6.47%             5.54%
Weighted average rate paid                              5.45              6.27              5.70              5.76
==================================================================================================================

Table 8: Interest Rate Swap Portfolio
                                                                      Weighted                      Estimated
                                                                    Average Rate            -------------------------
March 31, 1996                                Notional        -----------------------       Maturity             Fair
(in millions)                                   Amount        Receive             Pay        (years)            Value
- ---------------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                                 $1,168           5.55%           5.43%           .8             $(8.4)
  Basis swaps                                       46           6.47            5.70            .2                .1
- ---------------------------------------------------------------------------------------------------------------------
    Total                                        1,214           5.58            5.44            .7              (8.3)

Long-term debt swaps                               100           5.18            5.72            .5               1.3
Bank note liability swaps                          850           5.43            6.21            .2              (1.7)
Other                                              142           6.09            5.83           1.1              (1.1)
- ---------------------------------------------------------------------------------------------------------------------
Total                                           $2,306           5.54%           5.76%           .6             $(9.8)
=====================================================================================================================

                                                                      Weighted                      Estimated
                                                                    Average Rate            -------------------------
March 31, 1996                                Notional        -----------------------       Maturity             Fair
(in millions)                                   Amount        Receive             Pay        (years)            Value
- ---------------------------------------------------------------------------------------------------------------------
Prime loan swaps:
  Receive fixed                                 $1,786           5.59%           6.50%          1.6          $ (94.4)
  Basis swaps                                      181           5.84            6.51            .9              (.8)
- ---------------------------------------------------------------------------------------------------------------------
    Total                                        1,967           5.61            6.50           1.6            (95.2)

Long-term debt swaps                               200           4.87            6.46           1.2             (3.3)
Bank note liability swaps                          350           6.34            6.84           1.2              (.3)
Other                                              332           6.24            5.91           1.2             (4.7)
- ---------------------------------------------------------------------------------------------------------------------
Total                                           $2,849           5.72%           6.47%          1.5          $(103.5)
=====================================================================================================================

      Approximately 55% of the portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately one year, but in no event would any component of the swap portfolio extend beyond four years. The specific indexed amortizing swaps used by the Corporation have a minimum term which can potentially lengthen to a specified final maturity depending on the level of movement in interest rates. While the underlying characteristics of on-balance sheet mortgage-backed securities, prepayment and other risk factors are more predictable due to the structural features inherent in the swaps. Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
      While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties. Including these offsetting positions, the notional amount of the customer swap portfolio at March 31, 1996, totaled approximately $.9 billion.

NONINTEREST INCOME

Table 9: Summary of Noninterest Income
- ------------------------------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996              1995          % change
- ------------------------------------------------------------------------------------------------------------
Trust fees                                                        $ 52.8            $ 45.7              15.6%
Service charges                                                     60.3              55.2               9.3
Mortgage banking revenues                                           21.6              23.3              (6.9)
Credit card                                                         15.6              14.7               5.8
Investment banking revenues                                         12.5              10.2              21.7
Securities gains (losses), net                                        .5             (22.0)           (102.2)
Other                                                               49.3              37.6              31.1
- ------------------------------------------------------------------------------------------------------------
  Total noninterest income                                        $212.6            $164.7              29.1%
============================================================================================================
As % of operating income                                            34.8%             30.6%
As % of operating income before securities restructuring charge     34.8              33.3
- ------------------------------------------------------------------------------------------------------------
Revenue per full-time equivalent employee
  (in thousands)                                                  $118.6            $105.1
============================================================================================================

      Noninterest income before the impact of the securities restructuring charge in the first quarter of 1995, increased 13.9% primarily due to growth in trust fees, service charges and investment banking revenues, coupled with a $12.0 million gain from the sale of credit card merchant contracts upon formation of a joint venture with a third party processor. Noninterest income in the first quarter of 1995 included gains of $7.9 million from the sale of mortgage loan servicing and $4.9 million from the sale of an ownership interest in a regional electronic funds transfer network. Noninterest income as a percentage of operating revenues improved to 34.8% for the first quarter of 1996, from 33.3% for the same period of last year, before the impact of the aforementioned securities restructuring charge.
      Trust fees increased 15.6% over the first quarter of 1995, primarily due to a 19.2% increase in pension/institutional fees and a 10.1% increase in the personal trust line of business. This growth was due to new customer accounts and favorable bond and equity financial markets resulting in an increase in market values of trust assets on which some fees are based. Trust assets under management totaled $43.9 billion at March 31, 1996, compared to $42.9 billion at March 31, 1995, and $45.9 billion at December 31, 1995.

Table 10: Trust Fees by Component
- ------------------------------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996              1995         %  change
- ------------------------------------------------------------------------------------------------------------
Personal trust                                                     $31.5             $28.6              10.1%
Pension and institutional                                           15.5              13.0              19.2
Corporate trust                                                      3.5               3.0              16.7
Mutual funds                                                         2.3               1.1
- ------------------------------------------------------------------------------------------------------------
  Total                                                            $52.8             $45.7              15.6%
============================================================================================================

      Service charge income totaled $60.3 million in the first quarter of 1996, an increase of 9.3% over the prior year period. This growth reflected increases in fees from both retail and corporate customers. Investment banking revenues increased $2.3 million over the first quarter of 1995, primarily due to increased sales volume within the retail and institutional sectors.
      Mortgage banking revenues totaled $21.6 million in the first quarter of 1996, a decrease of 6.9% from the same period last year when mortgage banking revenues included a $7.9 million gain on the sale of approximately $700 million of mortgage servicing. Excluding this gain, mortgage banking revenues increased 41.0%, primarily due to increased loan originations and gains on sales of loans. The gains on sales of loans reflect the impact of Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which the Corporation adopted in the second quarter of 1995. The servicing portfolio totaled $20.9 billion at March 31, 1996, from $17.4 billion at March 31, 1995, primarily due to acquisitions of no-cost contract servicing agreements, supplemented by internal growth. Retail and correspondent loan originations totaled approximately $520 million in the first quarter of 1996, compared to $220 million the prior year. At March 31, 1996, mortgage servicing rights totaled $69.2 million, with a fair value of approximately $95.1 million. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. An impairment loss is recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current market value. During 1995 and through the first three months of 1996, no impairment valuation writedowns were required. Table 11 summarizes the components of mortgage banking revenues.

Table 11: Summary of Mortgage Banking Revenues
- ------------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996              1995
- ------------------------------------------------------------------------------------------
Servicing fees<F1>                                                 $13.5             $13.5
Late fees                                                            3.2               2.5
Gains (losses) on sales of loans                                     2.1              (1.0)
Origination fees                                                     2.8                .4
Gain on sale of mortgage servicing rights                                              7.9
- ------------------------------------------------------------------------------------------
  Total mortgage banking revenues                                  $21.6             $23.3
==========================================================================================

<F1> Net of mortgage servicing rights amortization.

      Securities gains totaled $.5 million in the first quarter of 1996, compared to securities losses of $22.0 million in the first quarter of last year when Fourth Financial sold approximately $425 million of fixed rate securities as a means to realign its balance sheet to reduce interest rate sensitivity.
      Other noninterest income increased $11.7 million or 31.1% over the first quarter of 1996 primarily due to the aforementioned $12.0 million gain from the sale of credit card merchant contracts. Other noninterest income in 1996 was also supplemented by increased revenues from debit cards, investment appreciation in bank owned life insurance, higher syndication fees and servicing income from securitized loans. Other noninterest income in the first quarter of last year included the aforementioned $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network.


NONINTEREST EXPENSE

Table 12: Summary of Noninterest Expense
- ------------------------------------------------------------------------------------------------------------
Three months ended March 31 (in millions)                           1996              1995          % change
- ------------------------------------------------------------------------------------------------------------
Staff expense                                                     $191.4            $179.2               6.8%
Occupancy                                                           25.4              25.1               1.2
Equipment                                                           30.2              28.7               5.2
FDIC insurance                                                       2.7              16.6             (83.5)
Credit card                                                          4.6               3.9              17.9
Printing, postage, paper                                            16.2              14.5              11.7
Intangible amortization                                             10.3              10.6              (3.2)
Professional fees                                                    7.4               6.2              19.4
Federal Reserve processing charges                                   2.7               3.1             (12.9)
Advertising                                                          9.9               9.9
Communications                                                       9.1               7.3              24.7
Merger expense                                                      42.4              25.3              67.6
Other                                                               47.2              44.1               7.0
- ------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                       $399.5            $374.5               6.7%
============================================================================================================

Efficiency ratio excluding merger expenses
  and securities restructuring charge                               58.4%             62.3%
Number of full-time equivalent employees                          20,644            20,459
============================================================================================================

      Noninterest expense, excluding merger expenses, increased 2.2% from the first quarter of 1995. Noninterest expense in 1996 includes merger expenses totaling approximately $42.4 million resulting from the first quarter acquisition of Fourth Financial, and the prior year period included $25.3 million of such expenses related to the acquisitions of Worthen and National Mortgage. Including merger expenses, noninterest expense was $399.5 million in 1996 and $374.5 million in 1995, an increase of 6.7%. The efficiency ratio before merger expenses and the securities restructuring charge in 1995 improved to 58.4% compared to 62.3% for the first quarter of 1995.
      Staff expense, which represents approximately 48% of total noninterest expense, increased 6.8% from the first quarter of 1995, primarily due to normal merit increases, additional staff from purchase acquisitions and higher costs associated with employee benefit plans. Excluding purchase acquisitions, staff expense increased less than 6%. The number of full-time equivalent employees (FTE's) was 20,644 at March 31, 1996 and 20,459 at March 31, 1995. Staffing levels are expected to decline from existing levels through consolidation and integration of duplicate functions at Fourth Financial over the balance of the year and into the first half of 1997.

      FDIC insurance expense totaled $2.7 million for the first quarter of 1996, a decrease of $13.9 million from the prior year period. The FDIC reduced the rate paid by most financial institutions from 23 cents per $100 of insured deposits to a $2,000 minimum per bank. Deposits acquired from thrift institutions continue to be assessed at 23 cents per $100 of insured deposits.
      Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," became effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such conditions exist, companies must estimate the future cash flows from use of the asset and, if the sum of the undiscounted estimated future cash flows is less than the carrying amount of the asset, an impairment would be recognized. Adoption of this pronouncement had no material effect on the Corporation's financial results.


TAXES
      The Corporation's effective tax rate was 36.9% for the first quarter of 1996 compared to 36.7% for the same period of last year. The Corporation's effective tax rate reflects nondeductible merger expenses associated with pooling-of-interests acquisitions, and a continued decline in the amount of tax-exempt income as a percentage of operating income. Excluding the impact of the nondeductible merger expenses, the effective tax rate was 35.7% in 1996 and 34.6% in 1995. On a prospective basis, the effective tax rate should approximate the statutory rate, adjusted for normal operating items such as tax-exempt interest, goodwill amortization and other nondeductible expenses.


PROVISION FOR LOAN LOSSES AND ASSET QUALITY

Table 13: Summary of Reserve for Loan Losses
March 31 (in millions)                                              1996        1995
- ------------------------------------------------------------------------------------
Balance, beginning of year                                        $452.6      $449.5
Loans charged off:
    Commercial                                                      (7.6)       (3.7)
    Real estate:
        Commercial real estate                                      (1.1)        (.7)
        Construction                                                 (.4)        (.1)
        1-4 family residential                                       (.6)        (.5)
    Consumer:
        Credit card                                                 (7.7)       (6.5)
        Other                                                      (13.8)       (8.2)
- ------------------------------------------------------------------------------------
    Total charge-offs                                              (31.2)      (19.7)
- ------------------------------------------------------------------------------------
Recoveries on loans previously charged off:
    Commercial                                                       6.0         5.0
    Real estate:
        Commercial real estate                                       2.6         1.0
        Construction                                                  .2          .3
        1-4 family residential                                        .7          .6
    Consumer:
        Credit card                                                   .8         1.0
        Other                                                        4.9         3.7
- ------------------------------------------------------------------------------------
    Total recoveries                                                15.2        11.6
- ------------------------------------------------------------------------------------
    Net charge-offs                                                (16.0)       (8.1)
- ------------------------------------------------------------------------------------
    Provision for loan losses                                       26.2        10.7
    Loan reserve from acquisitions                                    .9         2.6
- ------------------------------------------------------------------------------------
Balance, end of period                                            $463.7      $454.7
====================================================================================
At end of period:
    Loan reserve as % of net loans                                  1.91%       1.93%
    Loan reserve as % of nonperforming loans                      204.36      266.30
Annualized net charge-offs as % of average loans                     .26         .14
====================================================================================

Table 14: Summary of Nonperforming Assets

(in millions)                                                March 31, 1996    December 31, 1995    March 31, 1995
- ------------------------------------------------------------------------------------------------------------------
Nonaccrual                                                           $183.5               $165.4            $138.6
Restructured                                                            6.0                  8.0               7.1
Past due 90 days or more                                               37.4                 37.4              25.0
- ------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                           226.9                210.8             170.7
- ------------------------------------------------------------------------------------------------------------------
Foreclosed property                                                    33.6                 35.1              65.9
==================================================================================================================
  Total nonperforming assets                                         $260.5               $245.9            $236.6
==================================================================================================================
Nonperforming loans as % of total loans                                 .93%                 .87%              .72%
Nonperforming assets as % of total loans and foreclosed property       1.07                 1.02              1.00
Nonperforming assets as % of total assets                               .65                  .60               .59
Loan reserve as % of nonperforming loans                             204.36               214.70            266.30
==================================================================================================================

      The provision for loan losses totaled $26.2 million in the first quarter of 1996, compared to $10.7 million in the same period last year. The provision for loan losses exceeded net charge-offs by $10.2 million, primarily due to recognition of an additional provision to conform Fourth Financial to the Corporation's loan reserve policies.
      The reserve for loan losses represented 204% of nonperforming loans at March 31, 1996, compared to 215% at December 31, 1995, and 266% at March 31, 1995. The reserve for loan losses as a percentage of net loans was 1.91%, compared to 1.93% at March 31, 1995, and 1.88% at year-end 1995. Net loan charge-offs for the first quarter of 1996 totaled $16.0 million, compared to $8.1 million for the same period of 1995. Annualized net charge-offs as a percentage of average loans were .26% compared to .14% for the same period last year, and .27% for all of 1995. Nonperforming assets, which include nonperforming loans and foreclosed property, increased $23.9 million or 10.1% from March 31, 1995, and $14.6 million or 5.9% from year-end 1995. Much of the increase from December 31, 1995 resulted from conforming Fourth Financial to the Corporation's nonaccrual policies. The increase from March 31, 1995, reflects this conforming adjustment and a large corporate borrower who filed for bankruptcy in the fourth quarter of 1995. As a percent of total loans and foreclosed property, nonperforming assets were 1.07% compared to 1.00% at March 31, 1995, and 1.02% at December 31, 1995. As a percentage of total assets, nonperforming assets were .65% at March 31, 1996, compared to .59% at March 31, 1995, and .60% at December 31, 1995. Nonperforming loans at March 31, 1996, were $226.9 million or .93% of total loans, compared to .87% at December 31, 1995, and .72% at March 31, 1995. Table 15 summarizes the trends in nonperforming assets by major banking unit/geographic location.

Table 15: Nonperforming Assets by Banking Unit

(in millions)               March 31, 1996       December 31, 1995          March 31, 1995
- ------------------------------------------------------------------------------------------
Missouri                            $ 99.3                  $100.7                  $101.0
Oklahoma                              54.0                    41.7                    40.1
New Mexico                            31.9                    25.9                    30.7
Kansas                                24.6                    23.4                    22.5
Arkansas                              21.4                    22.9                    18.5
Iowa                                  13.1                    12.9                     5.0
Texas                                  6.5                     8.6                     9.8
Illinois                               5.2                     4.9                     5.4
Tennessee                              4.5                     4.9                     3.6
- ------------------------------------------------------------------------------------------
Total                               $260.5                  $245.9                  $236.6
==========================================================================================

      As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans. The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 16, criticized loans totaled $968.4 million or 3.98% of loans at March 31, 1996. The increase from December 31, 1995 primarily reflects application of the Corporation's credit administration classification criteria to Fourth Financial's loan portfolio. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio. Delinquency trends are another tracking mechanism used by management to assess portfolio risk. As illustrated in Table 17, consumer loan delinquencies gradually trended upward through 1995 as the industry experienced some moderate deterioration in consumer credit. The decline in credit card delinquencies at March 31, 1996 reflects the sale of a private label credit card portfolio and general improvement in delinquencies. Credit risk associated with the consumer loan portfolio, which is primarily comprised of credit card, home equity and direct/indirect installment loans, is controlled through the use of standardized credit scoring techniques and consistent adherence to standard underwriting policies throughout the Corporation's nine state region. Annualized net loan losses from the consumer loan portfolio expressed as a percentage of the related average loan balances were 1.01% in the first quarter of 1996 and .65% in the same period of last year, and included credit card losses of 4.40% and 3.43%, respectively.

Table 16: Loans Designated as Criticized Loans by Internal Risk Rating System

                                                                             Criticized Loans
- ------------------------------------------------------------------------------------------------------------
(in millions)                                              Nonperforming        Performing             Total
- ------------------------------------------------------------------------------------------------------------
1995
March 31                                                          $170.7            $598.7            $769.4
June 30                                                            169.8             646.2             816.0
September 30                                                       170.0             693.9             863.9
December 31                                                        210.8             658.1             868.9
============================================================================================================
1996
March 31                                                          $226.9            $741.5            $968.4
============================================================================================================
As % of loans at March 31, 1996                                      .93%             3.05%             3.98%
============================================================================================================

Table 17: Consumer Loan Delinquency Trend

                                                  Past Due 30 Days or More          Past Due 90 Days or More
- ------------------------------------------------------------------------------------------------------------
As a % of outstandings                     Credit Card Loans   Installment Loans           Residential Loans
- ------------------------------------------------------------------------------------------------------------
1995
March 31                                                3.08%                .92%                        .36%
June 30                                                 3.45                1.12                         .41
September 30                                            3.72                1.42                         .44
December 31                                             3.75                1.68                         .44
1996
March 31                                                3.34%               1.21%                        .50%
============================================================================================================

      At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan," totaled approximately $172 million and consisted of nonaccrual and restructured commercial, commercial real estate, and real estate construction loans. At March 31, 1996, the reserve for loan losses included approximately $10.1 million allocated to $48.3 million of impaired loans. It is the Corporation's policy to discontinue the accrual of interest on loans when the full collectibility of principal or interest is doubtful. Nonaccrual loans are reduced by the direct application of interest receipts to loan principal, for accounting purposes only. If the principal amount of the loan is well collateralized, interest income on such loans may be recognized in the periods in which payments are received. Interest income recognized on impaired loans in the first quarter of 1996 was less than $1 million.

SEGREGATED ASSETS
      As part of the regulatory-assisted acquisition of Missouri Bridge Bank, N.A. on April 23, 1993, the Corporation entered into a loss-sharing arrangement with the FDIC with respect to approximately $950 million in multi-family residential, commercial real estate, construction, and commercial and industrial loans. During the first five years, the FDIC will reimburse the Corporation for 80 percent of the first $92.0 million of net charge-offs on these loans, after which the FDIC will increase its reimbursement coverage to 95 percent of additional charge-offs. During this period, and for two years thereafter, the Corporation is obligated to pay the FDIC 80 percent of all recoveries on charged-off loans.
      The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same characteristics as nonaccrual loans and foreclosed properties. At March 31, 1996, segregated assets totaled $91.4 million, net of a $12.7 million credit valuation allowance, and are classified as other assets for reporting purposes. At March 31, 1996, segregated assets consisted of $22.3 million of commercial loans, $12.6 million of industrial revenue bond loans, $64.4 million of commercial real estate related loans and $4.8 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $169.3 million at March 31, 1996. Net charge-offs of $.6 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the first quarter of 1996. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At March 31, 1996, $96.8 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $4.8 million represented foreclosed property, and the balance of $2.5 million were past due 90 days or more. The Corporation's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $1.8 million in the first quarter of 1996 and $3.5 million in the same period of 1995.
      A summary of activity regarding segregated assets is provided in Table
18.

Table 18: Segregated Assets
March 31, 1996 (in millions)          Principal balance    Allowance for losses     Principal balance, net
- ----------------------------------------------------------------------------------------------------------
Balance, beginning of year                       $116.6                   $13.3                     $103.3
Charge-offs                                        (4.3)                    (.8)
Recoveries                                          1.0                      .2
Net transfers                                       2.7
Payments on segregated assets                     (11.9)
- ----------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                          $104.1                   $12.7                     $ 91.4
==========================================================================================================

LOAN PORTFOLIO

Table 19: Summary of Loan Portfolio

(in millions)                                             March 31, 1996   December 31, 1995   March 31, 1995
- -------------------------------------------------------------------------------------------------------------
Commercial                                                     $12,033.9           $11,834.5        $11,612.0
Real estate mortgage                                             4,490.7             4,565.3          4,618.8
Real estate construction                                         1,111.6             1,107.7            955.2
Consumer                                                         6,341.7             6,284.1          6,172.2
Lease financing                                                    324.9               325.4            261.4
- -------------------------------------------------------------------------------------------------------------
  Total domestic loans                                          24,302.8            24,117.0         23,619.6
Foreign loans                                                       20.9                20.9             23.8
- -------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income              24,323.7            24,137.9         23,643.4
Less unearned income                                                71.6                87.0             88.7
- -------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                          $24,252.1           $24,050.9        $23,554.7
=============================================================================================================

Table 20: Composition of Loan Portfolio
                                                         March 31, 1996      December 31, 1995          March 31, 1995
- ----------------------------------------------------------------------------------------------------------------------
                                                                   % of                   % of                    % of
                                                                  Total                  Total                   Total
(in millions)                                         Amount      Loans       Amount     Loans        Amount     Loans
- ----------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                           $ 4,490.7       18.5%   $ 4,565.3      18.9%    $ 4,618.8      19.5%
  Land acquisition                                     257.5        1.0        215.4        .9         189.1        .8
  Residential construction                             317.1        1.3        380.2       1.6         371.6       1.6
  Commercial construction                              537.0        2.2        512.1       2.1         394.5       1.7
  Commercial real estate                             3,839.8       15.8      3,822.5      15.8       3,925.6      16.6
- ----------------------------------------------------------------------------------------------------------------------
    Total real estate                                9,442.1       38.8      9,495.5      39.3       9,499.6      40.2
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers                1,240.6        5.1      1,127.0       4.7       1,050.7       4.4
Middle market commercial                             5,725.8       23.5      5,675.5      23.5       5,426.8      23.0
Bank stock loans                                       232.5        1.0        204.8        .9         237.3       1.0
Agriculture                                            995.2        4.1      1,004.7       4.2         971.6       4.1
Consumer:
  Home equity                                          663.6        2.7        642.8       2.7         500.7       2.1
  Credit card                                          600.9        2.5        674.6       2.8         628.6       2.7
  Indirect installment                               3,047.0       12.5      2,929.3      12.1       2,967.6      12.5
  Installment                                        2,030.2        8.4      2,037.4       8.4       2,075.3       8.8
- ----------------------------------------------------------------------------------------------------------------------
    Total consumer                                   6,341.7       26.1      6,284.1      26.0       6,172.2      26.1
Lease financing                                        324.9        1.3        325.4       1.3         261.4       1.1
Foreign                                                 20.9         .1         20.9        .1          23.8        .1
- ----------------------------------------------------------------------------------------------------------------------
  Total loans                                      $24,323.7      100.0%   $24,137.9     100.0%    $23,643.4     100.0%
======================================================================================================================

      At March 31, 1996, loans totaled $24.3 billion, an increase of 3.0% over the same period of last year, and were up .8% from December 31, 1995. Based on average balances, loans increased 4.5% over the first quarter of 1995. Loan growth from March 31, 1995, was primarily due to an increase in commercial loans, reflecting middle-market loan growth, as well as increases in loans to Fortune 1,000 companies, partially offset by the sale of approximately $300 million in consumer loans through an auto-loan securitization sale completed in the third quarter of 1995. Excluding the impact of the aforementioned auto-loan securitization, consumer loans increased approximately 8.0% from March 31, 1995. The decline in the credit card portfolio from December 31, 1995, reflects the sale of a small private label credit card portfolio and seasonal fluctuations.
      The majority of the Corporation's loans are made within its natural trade territory. The portfolio is highly diversified with originations stemming from the Corporation's nine state area, and the portfolio is well balanced between wholesale and consumer lending. The Corporation's geographic profile provides significant credit and economic risk diversification in that the Corporation is not solely dependent on any major market. All of the Corporation's major markets are currently experiencing satisfactory economic conditions and unemployment rates. Table 21 summarizes the loan portfolio by banking location and Table 20 presents the major loan classifications based upon Management's internal classification criteria. In addition, Table 15 summarizes the nonperforming asset trends experienced throughout the Corporation's regions.

Table 21: Loan Portfolio Distribution

                                                         March 31, 1996      December 31, 1995          March 31, 1995
- ----------------------------------------------------------------------------------------------------------------------
                                                                   % of                   % of                    % of
                                                                  Total                  Total                   Total
(in millions)                                         Amount<F1>  Loans       Amount<F1> Loans        Amount<F1> Loans
- ----------------------------------------------------------------------------------------------------------------------
Missouri                                           $10,960.0       45.2%   $10,524.2      43.7%    $10,545.9      44.8%
Arkansas                                             2,657.5       10.9      2,745.8      11.4       2,452.6      10.4
Kansas                                               2,637.1       10.9      2,683.2      11.2       2,637.6      11.2
Oklahoma                                             2,553.3       10.5      2,597.6      10.8       2,641.5      11.2
New Mexico                                           1,430.8        5.9      1,447.3       6.0       1,446.0       6.1
Texas                                                1,092.3        4.5      1,087.6       4.5         975.8       4.1
Tennessee                                              842.0        3.5        784.1       3.3         767.9       3.3
Illinois                                               771.8        3.2        788.4       3.3         717.5       3.0
Iowa                                                   706.4        2.9        718.1       3.0         741.3       3.2
Credit card                                            600.9        2.5        674.6       2.8         628.6       2.7
- ----------------------------------------------------------------------------------------------------------------------
    Total                                          $24,252.1      100.0%   $24,050.9     100.0%    $23,554.7     100.0%
======================================================================================================================

<F1>Net of unearned income.

      The section that follows addresses specific risk elements and credit administration practices related to the major components of the loan portfolio.

COMMERCIAL LOANS
      The Corporation's commercial loan portfolio, excluding commercial real estate, totaled $8.2 billion at March 31, 1996, representing approximately 33.7% of the total portfolio, compared to 32.5% at March 31, 1995. The Corporation's objective is to control credit risk within the commercial loan portfolio through geographic diversification and adherence to credit administration policies that limit industry concentrations and establish lending authority and borrower limits. Within the commercial loan portfolio there are no concentrations of credits to any borrower or industry in excess of 5% of total loans, and the portfolio is primarily comprised of middle market loans to customers within the Corporation's nine state operating region. At March 31, 1996, middle-market commercial loans represented 23.5% of the total loan portfolio and loans to Fortune 1000 companies comprised 5.1% of total loans. Loans to middle-market companies, as a general rule, are made on a secured basis, with personal guarantees and loan covenants appropriate to the individual credit. These loans are to a diversified group of borrowers conducting business in the Corporation's immediate market area, predominately in the manufacturing, wholesale distribution and services industries. Loans to Fortune 1000 companies and other large corporate borrowers are made on a secured and unsecured basis depending on the risk assessment of the specific borrowers. The composition of the commercial loan portfolio and level of industry concentrations is reflected in Table 22. The Corporation's legal lending limit to any individual borrower is in excess of $400 million. However, at March 31, 1996, of the Corporation's ten largest borrowers, there were only three relationships with aggregate outstandings in the $50-$75 million range and seven borrowers with aggregate outstandings in the $40-$49 million range.
      Credit risk associated with the commercial portfolio is primarily influenced by economic conditions and the level of underwriting risk the Corporation is willing to assume. A primary focus in managing risk when extending credit is to adequately assess the borrower's capacity to repay and to follow proper collateral protection policies.

Table 22: Commercial Industry Concentration
                                                  % of Total                     % of
March 31, 1996                                Commercial Loans<F1>           Total Loans
- ----------------------------------------------------------------------------------------
Manufacturing:
    Metal, machinery and fabrication                 5.3%                            1.8%
    Food products                                    2.6                              .9
    Chemical, rubber and petroleum                   1.8                              .6
    Printing and paper                               2.0                              .7
    All other manufacturing                          5.6                             1.9
Services:
    Health care                                      3.9                             1.3
    Amusement/recreation                             1.3                              .5
    All other services                              10.2                             3.4
Finance, insurance, real estate                     11.3                             3.8
Retail trade:
    Retail (non-auto)                                8.5                             2.8
    Retail (auto)                                    1.8                              .6
Agriculture, forestry and fishing                   12.1                             4.1
Wholesale trade--durable goods                       6.8                             2.3
Wholesale trade--non-durable goods                   4.5                             1.5
Individual personal loans                            7.8                             2.6
Transportation                                       3.5                             1.2
Construction                                         3.0                             1.0
Communication                                        2.3                              .8
Public administration and other                      1.9                              .6
Other                                                3.8                             1.3
- ----------------------------------------------------------------------------------------
    Total                                          100.0%                           33.7%
========================================================================================

<F1> Excluding commercial real estate

COMMERCIAL REAL ESTATE
       This lending category consists primarily of commercial real estate, residential construction, commercial construction and land acquisition loans. At March 31, 1996, commercial real estate loans totaled $5.0 billion, representing approximately 20.3% of total loans, compared to 20.7% at March 31, 1995. Table 23 displays the composition of the real estate portfolio by property type and carrying status. The Corporation closely monitors the composition and quality of the commercial real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio, and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately one third of the commercial real estate portfolio is comprised of owner occupied properties--such as manufacturing facilities for middle market borrowers--for which the primary source of repayment is not entirely dependent on the real estate market.

Table 23: Construction and Mortgage Loans
                                                                            Nonperforming
March 31, 1996 (in millions)     Performing  Nonperforming          Total   as % of Total
- -----------------------------------------------------------------------------------------
Commercial real estate:
    Multi-family                   $  526.1          $ 2.8       $  528.9             .53%
    Office/showroom                   969.8           11.5          981.3            1.17
    Industrial/warehouse              511.3            6.1          517.4            1.18
    Retail strip                      336.2            7.0          343.2            2.04
    Retail, other                     483.4           11.8          495.2            2.38
    Lodging                           624.2            6.6          630.8            1.05
    Land                              323.6            8.9          332.5            2.68
    Residential construction          310.7            5.2          315.9            1.65
    Other                             797.2            9.0          806.2            1.12
- -----------------------------------------------------------------------------------------
    Total commercial real estate    4,882.5           68.9        4,951.4            1.39
1-4 family residential              4,461.4           29.3        4,490.7             .65
- -----------------------------------------------------------------------------------------
    Total real estate              $9,343.9          $98.2       $9,442.1            1.04%
=========================================================================================

CONSUMER LOANS
      The consumer loan category consists primarily of direct and indirect installment, credit card, and home equity lending. At March 31, 1996, consumer loans totaled $6.3 billion, representing approximately 26.1% of total loans. Credit risk in each of these lending categories is controlled through automated credit scoring techniques and consistent adherence to conservative underwriting standards that consider debt to income levels and, where applicable, loan to value ratios. In the home equity category, loan to value ratios generally are limited to 80% of collateral value. In certain markets, higher loan to value ratios are permitted; however, in these situations the Corporation obtains additional credit protection from third party insurance providers. Installment loans, both indirect and direct, are subject to similar underwriting standards. Approximately 60% of the installment category is comprised of indirect paper of which over 90% are automobile loans. The remainder of the indirect installment category is primarily limited to marine and home improvement paper.
      Growth in installment lending has occurred through direct originations made available through the Corporation's extensive branch banking network and through expansion of the indirect lending program. A primary source for the indirect automobile loan production is a referral program negotiated with a major insurance carrier whose customer base has a good credit scoring profile, resulting in lower delinquencies and charge-offs than that typically experienced from traditional indirect sources.
      Credit card outstandings totaled $600.9 million at March 31, 1996, representing approximately 2.5% of total loans. The Corporation is not a participant in pre-approved nationwide mass marketing programs; rather, marketing efforts target further penetration of its existing customer base.

1-4 FAMILY RESIDENTIAL LOANS
      The 1-4 family residential loan portfolio totaled $4.5 billion at March 31, 1996, and represented 18.5% of the total loan portfolio compared to 19.5% at March 31, 1995. Risk exposure in this area is minimized through underwriting policies that specify conservative loan to value ratios, coupled with a diversified geographic base that naturally protects the Corporation from excessive concentrations in any given market. In addition, the majority of the fixed-rate, long-term production is sold in the secondary market through the Corporation's mortgage banking subsidiary.

FINANCIAL POSITION AND LIQUIDITY
      The basic financial structure of the Corporation's average and period-end balance sheet changed only moderately from March 31, 1995, and the fourth quarter of 1995. At March 31, 1996, assets totaled $40.3 billion compared to $40.1 billion at March 31, 1995, and $41.1 billion at December
31, 1995.
      Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source as these deposits represent a more stable, lower cost source of funds.
      The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets. The Corporation's auto-loan securitization and bank note programs represent additional sources of liquidity.
      Average core deposits totaled $27.5 billion for the first quarter of 1996, an increase of $1.6 billion or 6.2% from the same period last year. Much of the core deposit growth has occurred within the retail money market deposit accounts through increased penetration of the retail customer base. In addition, the core deposit base mix has been altered somewhat in recent periods as customers have redirected balances from traditionally lower-cost savings deposits to the higher-rate retail money market accounts. The deposit growth during this period has exceeded earning asset growth; accordingly, the excess liquidity has been used to reduce purchased funds. Average core deposits supported 75.6% of earning assets for the first quarter of 1996 compared to 72.2% during the same period last year. Purchased funds supported 16.1% of average earning assets compared to 21.0% for the first quarter of last year. Purchased funds at March 31, 1996, and March 31, 1995, included short-term bank notes which were issued by several of the Corporation's banking subsidiaries totaling $1.0 billion and $1.9 billion, respectively.
The Corporation's need for purchased funds was also reduced due to proceeds received from the $300 million auto-loan securitization completed in the third quarter of last year.
      The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At March 31, 1996, the available for sale portfolio totaled $10.6 billion, compared to $4.7 billion at March 31, 1995.
In the fourth quarter of 1995, the Corporation reclassified approximately
$5.7 billion of securities from held to maturity to available for sale in accordance with the one-time reclassification permitted under Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." These securities, representing approximately 90% of the total securities portfolio, may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At March 31, 1996, unrealized depreciation in the available for sale portfolio was approximately $61.4 million, compared to appreciation of $16.9 million at December 31, 1995. The decrease in market value from year end was primarily due to the increase in interest rates, particularly as measured by the U.S. Treasury yield curve. Approximately 32% of the available for sale portfolio is comprised of adjustable-rate mortgage-backed securities, including floating rate CMOs. The remainder of the portfolio is comprised of Treasury notes, Agency notes, fixed rate mortgage pass throughs and CMO tranches. The Corporation's mortgage-backed securities portfolio totaled approximately $7.5 billion at March 31, 1996, of which approximately 87% represented government agency-backed issues and the remainder of the portfolio was comprised of private-issue mortgage-backed securities with credit ratings of AA or better.
As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.
      The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby generally avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Corporation's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 24. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock.
There were no commitments for capital expenditures, at March 31, 1996, which would materially impact the Corporation's liquidity position.

Table 24: Agency Ratings
Agency Ratings                                                   Moody's       Standard & Poor's       Thomson Bankwatch
- ------------------------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                                          A/B
  6-3/4% Subordinated notes due 2003                                  A3                      A-                       A
  7-5/8% Subordinated notes due 2004                                  A3                      A-                       A
  8-5/8% Subordinated notes due 2003                                  A3                      A-                       A
  9-1/4% Subordinated notes due 2001                                  A3                      A-                       A
  6-1/4% Convertible subordinated debentures due 2011                 A3                      A-                       A
  Commercial paper                                                    P1                     A-1                   TBW-1
The Boatmen's National Bank of St. Louis:                                                                            A/B
  Long-term/short-term deposits and bank notes                    Aa3/P1                  A+/A-1                   TBW-1
Boatmen's First National Bank of Kansas City:                                                                        A/B
  Long-term/short-term deposits and bank notes                     A1/P1                  A+/A-1                   TBWD1
Multi-bank note program
  (8 Boatmen's subsidiary banks)                                   A1/P1                  A+/A-1
========================================================================================================================

CAPITAL STRUCTURE

Table 25: Capital Structure
(in millions)                                             March 31, 1996       December 31, 1995    March 31, 1995
- ------------------------------------------------------------------------------------------------------------------
Long-term debt                                                  $  616.4                $  615.1          $  557.7
Stockholders' equity:
  Preferred equity                                                  99.1                    99.3             100.0
  Common equity                                                  3,497.3                 3,500.5           3,216.2
- ------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                       3,596.4                 3,599.8           3,316.2
- ------------------------------------------------------------------------------------------------------------------
Total capitalization                                            $4,212.8                $4,214.9          $3,873.9
==================================================================================================================
Tangible equity                                                 $3,166.2                $3,164.2          $2,917.1
==================================================================================================================
Ratios
- ------------------------------------------------------------------------------------------------------------------
Equity/assets                                                       8.92%                   8.75%             8.28%
Tangible equity/assets                                              7.94                    7.78              7.36
Long-term debt as % of total capitalization                        14.63                   14.59             14.40
Double leverage                                                   106.85                  106.35            106.36
Dividends paid (for the period, in thousands):
    Preferred<F1>                                                $ 1,750                $  7,049           $ 1,769
    Common<F1>                                                    47,960                 206,692            42,725
Total dividends as % of net income                                  44.7%                   44.5%             49.3%
==================================================================================================================

<F1> Includes dividends of pooled companies.

Table 26: Intangible Assets
(in millions)                                             March 31, 1996       December 31, 1995    March 31, 1995
- ------------------------------------------------------------------------------------------------------------------
Goodwill--Parent Company                                          $ 83.0                  $ 84.4            $ 88.5
- ------------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                                         194.2                   193.6             180.9
  Core deposit premium                                              65.6                    69.5              82.4
  Mortgage servicing rights                                         69.2                    67.5              36.6
  Credit card premium                                               18.2                    20.6              10.7
- ------------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                             347.2                   351.2             310.6
- ------------------------------------------------------------------------------------------------------------------
  Total intangible assets                                         $430.2                  $435.6            $399.1
==================================================================================================================

      The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. This strong capital position and overall financial strength provide a good base for future expansion when profitable investment opportunities arise. The cornerstone of the Corporation's capital structure is its common equity, totaling $3.5 billion or approximately 83.0% of total capitalization at March 31, 1996, an increase of 8.7% from March 31, 1995. The equity to asset ratio was 8.92% at March 31, 1996, compared to 8.28% at March 31, 1995, and 8.75% at December 31, 1995. At March 31, 1996, the Corporation held 757,087 common shares in Treasury at a cost of $29.2 million. The repurchased shares will be used to meet periodic stock requirements of benefit plans and for the pending purchase acquisition. The preferred stock (Series A) pays a 7% dividend and is callable by the Corporation, at par, on March 1, 1997. Assuming full conversion, the issuance of 3.4 million common shares will be required.
      An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 11.37% for Tier I and 14.04% for total capital substantially exceed the regulatory required minimums. At March 31, 1996, the Corporation's Tier I leverage ratio was 8.22%, well in excess of required minimums. At March 31, 1996, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.

Table 27: Risk-Based Capital
(in millions)                                             March 31, 1996       December 31, 1995    March 31, 1995
- ------------------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                                         $ 3,596.4               $ 3,599.8         $ 3,316.2
  Unrealized net (appreciation) depreciation,
    available for sale securities                                   34.4                   (10.5)             41.2
- ------------------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                                    3,630.8                 3,589.3           3,357.4
  Minority interest                                                   .7                      .7                .7
  Intangible assets:
    Goodwill                                                      (277.2)                 (278.0)           (269.4)
    Core deposit premium                                           (65.6)                  (69.5)            (82.4)
- ------------------------------------------------------------------------------------------------------------------
  Total Tier I                                                   3,288.7                 3,242.5           3,006.3
- ------------------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                                362.8                   360.1             344.6
  Qualifying long-term debt                                        410.0                   410.0             415.0
- ------------------------------------------------------------------------------------------------------------------
  Total Tier II                                                    772.8                   770.1             759.6
- ------------------------------------------------------------------------------------------------------------------
  Total capital                                                $ 4,061.5               $ 4,012.6         $ 3,765.9
==================================================================================================================
Risk-adjusted assets                                           $28,926.2               $28,721.2         $27,441.7
==================================================================================================================
Risk-based capital ratios:
  Tier I                                                           11.37%                  11.29%            10.96%
==================================================================================================================
  Total                                                            14.04%                  13.97%            13.72%
==================================================================================================================
Tier I leverage ratio                                               8.22%                   7.95%             7.56%
==================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY EARNINGS TREND
                                                                    1996                          1995
- ------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                     First      Fourth       Third      Second       First
- ------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                    $528,584    $538,382    $540,212    $530,404    $498,751
  Interest on short-term investments                               1,913       1,540       1,146       1,137         964
  Interest on Federal funds sold and securities
    purchased under resale agreements                             11,631      11,645      10,218       9,364       8,801
  Interest on held to maturity securities
    Taxable                                                          404      72,064      93,539      96,093      96,057
    Tax-exempt                                                    15,077      14,325      13,915      13,903      13,965
- ------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                 15,481      86,389     107,454     109,996     110,022
  Interest on available for sale securities                      160,188      87,712      68,367      72,439      76,298
  Interest on trading securities                                     764         706         547         361         435
- ------------------------------------------------------------------------------------------------------------------------
    Total interest income                                        718,561     726,374     727,944     723,701     695,271
Interest expense:
  Interest on deposits                                           257,282     265,050     262,652     259,633     238,124
  Interest on Federal funds purchased
    and other short-term borrowings                               58,709      63,921      77,862      81,880      80,846
  Interest on capital lease obligations                              946         971         972         975         978
  Interest on long-term debt                                      12,450      12,498      11,334      11,493      12,129
- ------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                       329,387     342,440     352,820     353,981     332,077
- ------------------------------------------------------------------------------------------------------------------------
    Net interest income                                          389,174     383,934     375,124     369,720     363,194
Provision for loan losses                                         26,217      26,451      12,391      10,171      10,743
- ------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses          362,957     357,483     362,733     359,549     352,451
- ------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                                      52,807      52,226      50,444      51,902      45,670
  Service charges                                                 60,351      59,760      58,822      57,832      55,234
  Mortgage banking revenues                                       21,639      20,421      20,344      16,689      23,248
  Credit card                                                     15,553      16,184      16,200      14,404      14,695
  Investment banking revenues                                     12,469      10,832      10,588      10,490      10,248
  Securities gains (losses), net                                     477      11,034         938       3,005     (22,017)
  Other                                                           49,284      38,331      38,091      36,434      37,581
- ------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                     212,580     208,788     195,427     190,756     164,659
- ------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Staff                                                          191,360     186,596     182,726     177,915     179,235
  Net occupancy                                                   25,418      24,368      25,617      23,665      25,127
  Equipment                                                       30,232      31,123      28,335      28,520      28,726
  FDIC insurance                                                   2,735       4,945       1,156      16,593      16,594
  Intangible amortization                                         10,272      11,268      11,121      10,756      10,610
  Advertising                                                      9,894      11,705       9,752      11,495       9,914
  Merger expense                                                  42,414         711      25,267
  Other                                                           87,166      98,776      92,778      86,405      79,026
- ------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                    399,491     368,781     351,485     356,060     374,499
- ------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                               176,046     197,490     206,675     194,245     142,611
Income tax expense                                                64,922      69,229      72,994      66,440      52,347
- ------------------------------------------------------------------------------------------------------------------------
  Net income                                                    $111,124    $128,261    $133,681    $127,805    $ 90,264
========================================================================================================================
  Net income available to common shareholders                   $109,374    $126,407    $131,923    $126,043    $ 88,495
========================================================================================================================
  Net income per share                                              $.69        $.81        $.84        $.80        $.57
========================================================================================================================
  Dividends declared per share                                      $.37        $.37        $.37        $.34        $.34
========================================================================================================================
Returns:
  Return on assets                                                  1.10%       1.27%       1.32%       1.27%        .90%
  Return on total equity                                           12.15       14.49       15.49       15.14       11.13
  Return on common equity                                          12.30       14.69       15.74       15.39       11.26
========================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                      1996                                          1995
- -----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                    First Quarter                  Fourth Quarter                 Third Quarter
- -----------------------------------------------------------------------------------------------------------------------------------
                                                     Income/  Yields/                Income/ Yields/               Income/  Yields/
Assets                                      Balance  Expense    Rates       Balance  Expense   Rates      Balance  Expense    Rates
- -----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income             $24,130.6   $530.3     8.84%    $24,184.4   $540.1    8.86%   $24,207.4   $541.8     8.88%
Short-term investments                        121.1      1.9     6.36          92.4      1.5    6.61         76.1      1.1     5.97
Federal funds sold and securities
  purchased under resale agreements           845.2     11.7     5.53         796.9     11.6    5.80        695.2     10.2     5.83
Held to maturity securities:
  Taxable                                      16.6       .4     9.76       4,584.8     72.1    6.24      6,040.5     93.5     6.14
  Tax-exempt                                  900.9     21.9     9.79         891.4     21.4    9.52        862.5     20.8     9.58
- -----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities           917.5     22.3     9.79       5,476.2     93.5    6.77      6,903.0    114.3     6.57
Available for sale securities              10,358.9    161.3     6.26       5,697.6     89.0    6.19      4,418.3     70.0     6.28
Trading securities                             51.5       .8     6.55          49.2       .7    6.01         32.8       .6     7.08
- -----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                     36,424.8    728.3     8.04      36,296.7    736.4    8.05     36,332.8    738.0     8.06
Less reserve for loan losses                 (454.0)                         (463.9)                       (461.9)
Cash and due from banks                     2,093.5                         2,142.2                       2,274.4
All other assets                            2,287.9                         2,323.3                       2,378.0
- -----------------------------------------------------------------------------------------------------------------------------------
  Total assets                            $40,352.2                       $40,298.3                     $40,523.3
===================================================================================================================================

Liabilities and Stockholders' Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts            $13,247.8   $100.9     3.06%    $12,995.1   $103.5    3.16%   $12,636.3   $100.4     3.15%
Time deposits                              11,486.5    156.4     5.47      11,574.1    161.5    5.54     11,641.1    162.2     5.53
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          24,734.3    257.3     4.18      24,569.2    265.0    4.28     24,277.4    262.6     4.29
Federal funds purchased and
  other short-term borrowings               4,354.2     58.7     5.42       4,449.4     63.9    5.70      5,353.3     77.9     5.77
Capital lease obligations                      38.9      1.0     9.77          39.2      1.0    9.82         39.3      1.0     9.81
Long-term debt                                616.2     12.4     8.13         599.4     12.5    8.27        522.5     11.3     8.61
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities       29,743.6    329.4     4.45      29,657.2    342.4    4.58     30,192.5    352.8     4.64
Demand deposits                             6,395.8                         6,544.7                       6,365.0
All other liabilities                         554.9                           555.0                         512.5
- -----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                        36,694.3                        36,756.9                      37,070.0
Redeemable preferred stock                      1.0                             1.0                           1.1
Total stockholders' equity                  3,656.9                         3,540.4                       3,452.2
- -----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                  $40,352.2                       $40,298.3                     $40,523.3
===================================================================================================================================
Interest rate spread                                             3.59%                          3.47%                          3.42%
Effect of noninterest-bearing funds                               .81                            .84                            .79
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                   $398.9     4.40%                $394.0    4.31%               $385.2     4.21%
===================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are
recognized as income on a cash
basis when appropriate. Interest
income and yields are presented on
a fully-taxable equivalent basis
using the Federal statutory income
tax rate, net of nondeductible
interest expense. Such adjustments
by earning asset category are as
follows:
  Loans                                                 $1.7                           $ 1.7                         $ 1.5
  Held to maturity securities                            6.8                             7.1                           6.9
  Available for sale securities                          1.1                             1.2                           1.6
  Trading securities                                      .1                                                            .1
- -----------------------------------------------------------------------------------------------------------------------------------
    Total                                               $9.7                           $10.0                         $10.1
===================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                    1995
- --------------------------------------------------------------------------------------------------
Average balances (in millions)                   Second Quarter               First  Quarter
- --------------------------------------------------------------------------------------------------
                                                     Income/  Yields/              Income/ Yields/
Assets                                      Balance  Expense    Rates     Balance  Expense   Rates
- --------------------------------------------------------------------------------------------------
Loans, net of unearned income             $23,859.1   $532.2     8.95%  $23,102.3   $500.8    8.79%
Short-term investments                         77.5      1.1     5.88        69.9      1.0    5.60
Federal funds sold and securities
  purchased under resale agreements           611.6      9.4     6.14       595.3      8.8    6.00
Held to maturity securities:
  Taxable                                   6,297.8     96.1     6.12     6,396.5     96.1    6.09
  Tax-exempt                                  856.3     20.9     9.78       846.2     21.0   10.06
- --------------------------------------------------------------------------------------------------
  Total held to maturity securities         7,154.1    117.0     6.56     7,242.7    117.1    6.55
Available for sale securities               4,606.9     74.2     6.46     4,848.2     78.3    6.55
Trading securities                             22.2       .4     6.87        29.2       .4    6.31
- --------------------------------------------------------------------------------------------------
  Total earning assets                     36,331.4    734.3     8.11    35,887.6    706.4    7.98
Less reserve for loan losses                 (460.1)                       (453.6)
Cash and due from banks                     2,213.9                       2,251.6
All other assets                            2,250.7                       2,308.7
- --------------------------------------------------------------------------------------------------
  Total assets                            $40,335.9                     $39,994.3
==================================================================================================

Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts            $12,431.4   $ 99.0     3.20%  $12,331.8   $ 91.9    3.02%
Time deposits                              11,916.2    160.6     5.40    11,809.0    146.2    5.02
- --------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          24,347.6    259.6     4.28    24,140.8    238.1    4.00
Federal funds purchased and
  other short-term borrowings               5,483.9     81.9     5.99     5,632.7     80.9    5.82
Capital lease obligations                      39.9      1.0     9.81        40.2      1.0    9.86
Long-term debt                                529.0     11.5     8.71       572.6     12.1    8.59
- --------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities       30,400.4    354.0     4.67    30,386.3    332.1    4.43
Demand deposits                             6,139.3                       5,933.4
All other liabilities                         419.0                         430.1
- --------------------------------------------------------------------------------------------------
  Total liabilities                        36,958.7                      36,749.8
Redeemable preferred stock                      1.1                           1.1
Total stockholders' equity                  3,376.1                       3,243.4
- --------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                  $40,335.9                     $39,994.3
==================================================================================================
Interest rate spread                                             3.44%                        3.55%
Effect of noninterest-bearing funds                               .76                          .68
- --------------------------------------------------------------------------------------------------
Net interest margin                                   $380.3     4.20%              $374.3    4.23%
==================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are
recognized as income on a cash
basis when appropriate. Interest
income and yields are presented on
a fully-taxable equivalent basis
using the Federal statutory income
tax rate, net of nondeductible
interest expense. Such adjustments
by earning asset category are as
follows:
  Loans                                                $ 1.8                         $ 2.1
  Held to maturity securities                            7.0                           7.0
  Available for sale securities                          1.8                           2.0
  Trading securities
- --------------------------------------------------------------------------------------------------
    Total                                              $10.6                         $11.1
==================================================================================================

                         PART II. OTHER INFORMATION
                         --------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      27.   Boatmen's Bancshares, Inc. Financial Data
            Schedule for the Period Ended March 31, 1996.

(b)   Registrant filed current reports on Form 8-K dated February 2,
      1996 and March 29, 1996, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.


                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BOATMEN'S BANCSHARES, INC.
                                     ------------------------------------------
                                                    (Registrant)

Date: May 14, 1996
      ------------

                                               /s/ JAMES W. KIENKER
                                     ------------------------------------------
                                     James W. Kienker, Executive Vice President
                                     and Chief Financial Officer
                                     (On behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)