Form 10-Q
period 1996-06-30
BOATMENS BANCSHARES INC /MO
filed 1996-08-12
CIK 40454

                                Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 1996

                                   OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ---------- to ---------

Commission File number: 1-3750

                          BOATMEN'S BANCSHARES, INC.
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                 Missouri                              43-0672260
- --------------------------------------------------------------------------------
      (State or other jurisdiction of     (IRS Employer Identification Number)
      incorporation or organization)

One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri          63101
- --------------------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)

                                 3l4-466-6000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X
Yes -----   No -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
    Class of Common Stock                  as of July 31, 1996
- --------------------------------------------------------------------------------
         $1 Par Value                          156,741,130

                                    INDEX

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                                                                             PAGE NO.
                                                                             -------
Item 1 - Financial Statements                                                    3

         Consolidated Balance Sheet
         June 30, 1996 and 1995 and December 31, 1995                            4

         Consolidated Statement of Income
         Three months and six months ended June 30, 1996 and 1995                5

         Consolidated Statement of Changes in Stockholders' Equity
         Six months ended June 30, 1996 and 1995                                 6

         Consolidated Statement of Cash Flows
         Six months ended June 30, 1996 and 1995                                 7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8-30

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1 - Legal Proceedings                                                     None

Item 2 - Changes in Securities                                                 None

Item 3 - Defaults Upon Senior Securities                                       None

Item 4 - Submission of Matters to a Vote of Security Holders                    31

Item 5 - Other Information                                                     None

Item 6 - Exhibits and Reports on Form 8-K                                       32

SIGNATURE                                                                       32

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      The consolidated financial statements for the three months and six months ended June 30, 1996 and 1995 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

Boatmen's Bancshares, Inc.
CONSOLIDATED BALANCE SHEET

(dollars in thousands)                                      June 30, 1996        June 30, 1995   December 31, 1995
- ------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                      $  2,139,433         $  2,307,342        $  2,611,765
Short-term investments                                             36,843               52,750              83,166
Securities:
  Held to maturity                                              1,018,357            7,014,108             923,130
  Available for sale                                           10,705,084            4,492,629          10,347,172
  Trading                                                          44,886               28,256              58,361
Federal funds sold and securities purchased
  under resale agreements                                         489,410              784,254           1,225,671
Loans, net of unearned income                                  24,416,546           24,307,358          24,050,903
  Less reserve for loan losses                                    472,006              457,221             452,560
- ------------------------------------------------------------------------------------------------------------------
  Loans, net                                                   23,944,540           23,850,137          23,598,343
- ------------------------------------------------------------------------------------------------------------------
Property and equipment                                            787,306              801,398             800,502
Other assets                                                    1,516,699            1,562,989           1,475,379
- ------------------------------------------------------------------------------------------------------------------
  Total assets                                                $40,682,558          $40,893,863         $41,123,489
==================================================================================================================

Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                               $ 6,560,696          $ 6,222,491         $ 6,894,649
Retail savings deposits and interest-bearing
  transaction accounts                                         13,050,523           12,456,252          13,510,720
Time deposits                                                  11,017,751           11,779,801          11,572,768
- ------------------------------------------------------------------------------------------------------------------
  Total deposits                                               30,628,970           30,458,544          31,978,137
- ------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                                   3,753,895            2,708,270           2,902,973
Short-term borrowings                                           1,454,719            3,123,883           1,474,991
Capital lease obligations                                          38,352               39,699              39,076
Long-term debt                                                    616,538              522,216             615,129
Other liabilities                                                 597,456              610,321             512,436
- ------------------------------------------------------------------------------------------------------------------
  Total liabilities                                            37,089,930           37,462,933          37,522,742
- ------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                            957                1,132                 961
- ------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock                                                    99,091               99,469              99,324
Common stock ($1 par value; 250,000,000 shares authorized)        158,400              157,442             158,068
Surplus                                                         1,212,482            1,204,437           1,212,838
Retained earnings                                               2,274,298            1,995,542           2,137,176
Treasury stock, at cost                                           (58,894)             (23,194)            (18,096)
Unrealized net appreciation (depreciation),
    available for sale securities                                 (93,706)              (3,898)             10,476
- ------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                    3,591,671            3,429,798           3,599,786
- ------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                  $40,682,558          $40,893,863         $41,123,489
==================================================================================================================
Held to maturity securities, market value                     $ 1,046,349          $ 6,995,237         $   973,801
Available for sale securities, amortized cost                  10,863,440            4,499,111          10,330,233
Common stock, shares outstanding                              156,886,657          156,726,993         157,591,239
Treasury shares                                                 1,513,699              714,980             476,519
==================================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF INCOME
                                                           Second quarter ended June 30     Six months ended June 30
- --------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                     1996          1995           1996          1995
- --------------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                     $530,210      $530,404     $1,058,794    $1,029,155
  Interest on short-term investments                                1,311         1,137          3,224         2,101
  Interest on Federal funds sold and securities purchased
    under resale agreements                                         6,308         9,364         17,939        18,165
  Interest on held to maturity securities
    Taxable                                                                      96,093                      192,150
    Tax-exempt                                                     16,723        13,903         32,204        27,868
- --------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities                  16,723       109,996         32,204       220,018
  Interest on available for sale securities                       165,460        72,439        325,648       148,737
  Interest on trading securities                                      719           361          1,483           796
- --------------------------------------------------------------------------------------------------------------------
    Total interest income                                         720,731       723,701      1,439,292     1,418,972
- --------------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                            247,650       259,633        504,932       497,757
  Interest on Federal funds purchased and other
    short-term borrowings                                          61,728        81,880        120,437       162,726
  Interest on capital lease obligations                               944           975          1,890         1,953
  Interest on long-term debt                                       12,168        11,493         24,618        23,622
- --------------------------------------------------------------------------------------------------------------------
    Total interest expense                                        322,490       353,981        651,877       686,058
- --------------------------------------------------------------------------------------------------------------------
    Net interest income                                           398,241       369,720        787,415       732,914
Provision for loan losses                                          19,365        10,171         45,582        20,914
- --------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses           378,876       359,549        741,833       712,000
- --------------------------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                       53,835        51,902        106,642        97,572
  Service charges                                                  63,647        57,832        123,998       113,066
  Mortgage banking revenues                                        22,241        16,689         43,880        39,937
  Credit card                                                      10,861        14,404         26,414        29,099
  Investment banking revenues                                      12,110        10,490         24,579        20,738
  Securities gains (losses), net                                      871         3,005          1,348       (19,012)
  Other                                                            44,802        36,434         94,086        74,015
- --------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                      208,367       190,756        420,947       355,415
- --------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                           190,361       177,915        381,721       357,150
  Net occupancy                                                    25,089        23,665         50,507        48,792
  Equipment                                                        30,365        28,520         60,597        57,246
  FDIC insurance                                                    2,743        16,593          5,478        33,187
  Intangible amortization                                          10,071        10,756         20,343        21,366
  Advertising                                                      12,427        11,495         22,321        21,409
  Merger expense                                                                    711         42,414        25,978
  Other                                                            87,039        86,405        174,205       165,431
- --------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                     358,095       356,060        757,586       730,559
- --------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                                229,148       194,245        405,194       336,856
Income tax expense                                                 83,080        66,440        148,002       118,787
- --------------------------------------------------------------------------------------------------------------------
  Net income                                                     $146,068      $127,805     $  257,192    $  218,069
====================================================================================================================
  Net income available to common shareholders                    $144,318      $126,043     $  253,692    $  214,538
====================================================================================================================
  Net income per share                                               $.92          $.80          $1.61         $1.37
====================================================================================================================
  Dividends declared per share                                       $.37          $.34          $ .74         $ .68
====================================================================================================================

Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on preferred stock. For the six months, average shares outstanding were 157,411,237 in 1996 and 156,541,623 in 1995. Preferred dividends declared totaled $3.5 million in both 1996 and 1995.

Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                          Unrealized Net
                                                                                                           Appreciation,
                                                                                                          (Depreciation)
                                Preferred Stock   Common Stock                             Treasury Stock   Available
                                ---------------  ---------------                Retained   ---------------   for Sale
(in thousands)                  Shares  Amount   Shares   Amount    Surplus     Earnings   Shares   Amount  Securities        Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995          250  $100,000  156,084 $156,084  $1,171,184  $1,886,199    (509)  $(14,516) $(134,521) $3,164,430
Net income                         --        --       --       --          --     218,069      --         --         --     218,069
Cash dividends declared:
  Common ($.68 per share)          --        --       --       --          --     (87,343)     --         --         --     (87,343)
  Redeemable preferred             --        --       --       --          --         (40)     --         --         --         (40)
  By pooled company prior
  to merger--common                --        --       --       --          --     (17,753)     --         --         --     (17,753)
  By pooled company prior
  to merger--preferred             --        --       --       --          --      (3,492)                --         --      (3,492)
Acquisition of treasury stock      --        --       --       --          --          --    (800)   (25,827)        --     (25,827)
Common stock issued pursuant
  to dividend reinvestment
  and employee plans               --        --      530      530       9,296          --     305      9,141         --      18,967
Common stock issued upon
  acquisition of subsidiaries      --        --      947      947      27,543          --     289      8,008         --      36,498
Adjustment for purchase of
  treasury stock--pooled
  companies                        --        --     (125)    (125)     (3,921)         --      --         --         --      (4,046)
Retirement of preferred stock      (1)     (500)      --       --          15         (98)     --         --         --        (583)
Common stock issued upon
  conversion of preferred
  stock                            --       (31)       1        1          30          --      --         --         --          --
Common stock issued upon
  conversion of convertible
  subordinated debentures          --        --        5        5          81          --      --         --         --          86
Adjustment of available for sale
  securities to market value       --        --       --       --          --          --      --         --    130,623     130,623
Other, net                         --        --       --       --         209          --      --         --         --         209
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995            249  $ 99,469  157,442 $157,442  $1,204,437  $1,995,542    (715)  $(23,194)   $(3,898) $3,429,798
===================================================================================================================================
Balance, January 1, 1996          248  $ 99,324  158,068 $158,068  $1,212,838  $2,137,176    (477)  $(18,096)   $10,476  $3,599,786
Net income                         --        --       --       --          --     257,192      --         --         --     257,192
Cash dividends declared:
  Common ($.74 per share)          --        --       --       --          --    (116,516)     --         --         --    (116,516)
  Preferred                        --        --       --       --          --      (3,467)     --         --         --      (3,467)
  Redeemable preferred             --        --       --       --          --         (33)     --         --         --         (33)
Acquisition of treasury stock                --       --       --          --          --  (2,136)   (83,658)        --     (83,658)
Common stock issued pursuant
  to dividend reinvestment
  and employee plans               --        --      325      325        (177)         --     866     33,284         --      33,432
Common stock issued upon
  acquisition of subsidiaries      --        --       --       --        (839)         --     240      9,739         --       8,900
Common stock issued upon
  conversion of preferred
  stock                            --      (233)       8        8         225          --      --         --         --          --
Common stock issued upon
  conversion of convertible
  subordinated debentures          --        --       --       --        (110)         --       5        189         --          79
Adjustment of available for sale
  securities to market value       --        --       --       --          --          --      --         --   (104,182)   (104,182)
Other, net                         --        --       (1)      (1)        545         (54)    (12)      (352)        --         138
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996            248  $ 99,091  158,400 $158,400  $1,212,482  $2,274,298  (1,514)  $(58,894)  $(93,706) $3,591,671
===================================================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30 (in thousands)                                   1996            1995
- -----------------------------------------------------------------------------------------------
Net cash provided by operating activities                          $   487,691     $   422,362

Investing Activities:
  Net decrease in Federal funds sold and securities
     purchased under resale agreements                                 740,786         337,611
  Net increase in loans                                               (363,452)     (1,446,880)
  Proceeds from the sales of foreclosed property                        15,173          13,488
  Proceeds from the maturity of held to maturity securities             87,948         457,630
  Purchases of held to maturity securities                             (66,507)       (279,108)
  Proceeds from the maturity of available for sale securities        1,371,304         537,460
  Proceeds from the sales of available for sale securities             240,759         560,475
  Purchases of available for sale securities                        (2,254,546)       (163,766)
  Net (increase) decrease in short-term investments                     46,323          (7,534)
  Net increase in property and equipment                               (34,041)        (50,422)
  Net cash received from purchase acquisitions                           3,096           1,636
- -----------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                  (213,157)        (39,410)
===============================================================================================

Financing Activities:
  Net increase (decrease) in Federal funds purchased and
    securities sold under repurchase agreements                        850,922        (279,045)
  Net decrease in deposits                                          (1,418,063)       (908,458)
  Net increase (decrease) in short-term borrowings                     (20,272)        736,378
  Payments on long-term debt                                            (1,174)        (77,187)
  Proceeds from the issuance of long-term debt                           2,583
  Payments on capital lease obligations                                   (724)           (709)
  Cash dividends paid                                                 (109,908)        (97,645)
  Acquisition of treasury stock                                        (83,658)        (25,827)
  Purchase and retirement of preferred stock                                              (583)
  Common stock issued pursuant to dividend
    reinvestment and employee plans                                     33,432          18,967
  Decrease in redeemable preferred stock                                    (4)            (10)
- -----------------------------------------------------------------------------------------------
    Net cash used by financing activities                             (746,866)       (634,119)
- -----------------------------------------------------------------------------------------------
Decrease in cash and due from banks                                   (472,332)       (251,167)
Cash and due from banks at beginning of year                         2,611,765       2,558,509
- -----------------------------------------------------------------------------------------------
Cash and due from banks at June 30                                 $ 2,139,433     $ 2,307,342
===============================================================================================

For the six months ended June 30, 1996 and 1995, interest paid totaled $668 million and $395 million, respectively, and income taxes paid totaled $140 million and $95 million. Loans transferred to foreclosed property totaled $12 million in 1996, and $7 million in 1995. Available for sale securities transferred to held to maturity totaled $95 million for the six months ended June 30, 1996. In 1995, assets and liabilities of purchased subsidiaries at dates of acquisition included investment securities of $93 million, loans of $168 million, other assets of $37 million, deposits of $258 million and other liabilities of $3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Table 1: Summary of Selected Financial Information
                                                   Second quarter ended June 30            Six months ended June 30
- ----------------------------------------------------------------------------------------------------------------------
(in millions except per share data)                   1996       1995 % change            1996          1995 % change
- ----------------------------------------------------------------------------------------------------------------------
Common Share Data
Net income                                            $.92       $.80     15.0%        $  1.61       $  1.37      17.5%
Net income before merger expenses and
  securities restructuring charge                      .92        .80     15.0            1.80          1.58      13.9
Dividends declared                                     .37        .34      8.8             .74           .68       8.8
Book value at period end                                                                 22.26         21.25       4.8
Tangible book value at period end                                                        19.57         18.66       4.9
Shares outstanding at period end                                                         156.9         156.7        .1
Average shares outstanding                                                               157.4         156.5        .6
- ----------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                 $398.2     $369.7      7.7%         $787.4        $732.9       7.4%
Provision for loan losses                             19.4       10.2     90.4            45.6          20.9     117.9
Noninterest income                                   208.4      190.8      9.2           420.9         355.4<F1>  18.4
Noninterest expense                                  358.1      356.1       .6           757.6<F2>     730.6<F2>   3.7
Net income                                           146.1      127.8     14.3           257.2         218.1      17.9
Net income before merger expenses and
  securities restructuring charge                    146.1      128.3     13.8           286.6         251.5      14.0
- ----------------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                                         $40,682.6     $40,893.9       (.5)%
Loans                                                                                 24,416.5      24,307.4        .4
Securities                                                                            11,723.4      11,506.7       1.9
Deposits                                                                              30,629.0      30,458.5        .6
Long-term debt                                                                           616.5         522.2      18.1
Stockholders' equity                                                                   3,591.7       3,429.8       4.7
- ----------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Before merger expenses and securities
  restructuring charge:
    Return on assets                                  1.44%      1.27%                    1.42%         1.25%
    Return on total equity                           16.23      15.21                    15.79         15.20
    Return on common equity                          16.49      15.46                    16.04         15.45
    Noninterest income/operating income               33.8       33.4                     34.3          33.3
    Efficiency ratio                                  58.1       62.2                     58.3          62.2
After merger expenses and securities
  restructuring charge:
    Return on assets                                  1.44       1.27                     1.27          1.09
    Return on total equity                           16.23      15.14                    14.18         13.18
    Return on common equity                          16.49      15.39                    14.38         13.37
    Net interest margin                               4.48       4.19                     4.44          4.20
    Noninterest income/operating income               33.8       33.4                     34.3          32.0
    Efficiency ratio                                  58.1       62.4                     61.7          65.8
    Capital ratios:
    Equity to assets                                                                      8.83          8.39
    Risk-based capital:
      Tier I capital                                                                     11.44         10.84
      Total capital                                                                      14.09         13.56
    Tier I leverage ratio                                                                 8.29          7.61
- ----------------------------------------------------------------------------------------------------------------------
Asset Quality
Annualized net charge-offs to average loans            .18%       .15%                     .22%          .14%
Loan reserve to net loans                                                                 1.93          1.88
Loan reserve to nonperforming loans                                                     214.27        269.28
Nonperforming loans to total loans                                                         .90           .70
Nonperforming assets to total loans and
  foreclosed property                                                                     1.04           .95
======================================================================================================================

<F1>Includes a securities restructuring charge of $22.0 million.
<F2>Includes merger expenses of $42.4 million in 1996 and $26.0 million in
    1995.

 Acquisition Overview
      Over the last several years the Corporation has made numerous acquisitions, thereby establishing leading market positions in Missouri, Arkansas, Kansas, New Mexico and Oklahoma, and sizable presences in southern Illinois, Iowa, western Tennessee and west Texas. The Corporation's geographic profile provides credit and economic risk diversification in that the operation is not significantly dependent on any major market, and currently the Corporation's major markets are experiencing satisfactory economic conditions. In 1995 and through the first half of 1996, the Corporation completed nine acquisitions in five states aggregating $12.0 billion in total assets. The Corporation's operations currently span nine states, with services delivered from over 650 branch locations and over 1,450 ATM's. A summary of the acquisitions consummated in 1996 and 1995 is provided in Table 2.

Table 2: Acquisitions--1996 and 1995
                                                                                                      Common  Accounting
                                            Date  State            Assets          Price       shares issued  method
- ------------------------------------------------------------------------------------------------------------------------
Completed
Dalhart Bancshares, Inc.                    1/95  Texas     $  .1 billion   $ 23 million stock    .7 million  Pooling
National Mortgage Company                   1/95  Tennessee    .2 billion    153 million stock   5.0 million  Pooling
Worthen Banking Corporation                 2/95  Arkansas    3.5 billion    595 million stock  17.1 million  Pooling
Salem Community Bancorp, Inc.               2/95  Illinois     .1 billion      8 million stock    .3 million  Purchase
West Side Bancshares, Inc.                  4/95  Texas        .1 billion     18 million stock    .6 million  Purchase
First National Bank in Pampa                5/95  Texas        .2 billion     42 million stock   1.4 million  Pooling
Citizens Bancshares Corporation            10/95  Arkansas     .2 billion     41 million stock   1.1 million  Purchase
Fourth Financial Corporation                1/96  Kansas      7.5 billion    1.2 billion stock  28.5 million  Pooling
Tom Green National Bank                     3/96  Texas        .1 billion      9 million stock    .2 million  Purchase
- ------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                    $12.0 billion
========================================================================================================================
Pending at June 30, 1996
Canadian Bancshares, Inc.<F1>                     Texas     $  .1 billion   $  8 million stock    .2 million  Purchase
========================================================================================================================

<F1> Completed on July 1, 1996.

Table 3: Asset Distribution

June 30, 1996 (dollars in billions)       Assets  % of total   Locations
- ------------------------------------------------------------------------
Missouri                                   $17.9        44.0%        170
Kansas                                       4.6        11.3          88
Arkansas                                     4.6        11.3         145
Oklahoma                                     4.2        10.3          95
New Mexico                                   3.4         8.3          71
Texas                                        2.3         5.6          42
Iowa                                         1.1         2.7          26
Illinois                                     1.0         2.5          23
Tennessee                                    1.0         2.5          18
Credit card                                   .6         1.5
- ------------------------------------------------------------------------
Total                                      $40.7       100.0%        678
========================================================================

Kansas Acquisition
      On January 31, 1996, the Corporation acquired Fourth Financial Corporation (Fourth Financial), headquartered in Wichita, Kansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged one share of its common stock for each Fourth Financial common share, resulting in the issuance of approximately
28.5 million shares of common stock. In addition, the Corporation effectively replaced Fourth Financial's $100 million convertible preferred stock by issuance of an identical new security. Fourth Financial had $7.5 billion in assets, operating 87 retail banking offices in Kansas and 56 in Oklahoma. The acquisition of Fourth Financial gave the Corporation the leading deposit market share in Kansas and Oklahoma.

Arkansas Acquisition
      On February 28, 1995, the Corporation acquired Worthen Banking Corporation (Worthen), headquartered in Little Rock, Arkansas, in a transaction accounted for as a pooling of interests. Under terms of the agreement the Corporation exchanged one share of its common stock for each Worthen share, resulting in the issuance of approximately 17.1 million shares. Worthen was the second largest banking organization in Arkansas, with approximately $3.5 billion in assets, operating 101 retail banking offices throughout Arkansas and six such offices in the Austin, Texas area. The acquisition of Worthen increased the Corporation's assets in

Arkansas to over $4 billion, making the Corporation the market leader in Arkansas.

Mortgage Banking Acquisition
      On January 31, 1995, the Corporation acquired National Mortgage Company and certain affiliates (National Mortgage), headquartered in Memphis, Tennessee, in a transaction accounted for as a pooling of interests. Under terms of the agreement, the Corporation exchanged approximately 5.0 million shares of its common stock for all of the stock of National Mortgage. At the date of announcement, the transaction had a value of approximately $153 million, which represented 1.2% of National Mortgage's mortgage servicing portfolio. National Mortgage is a full-service mortgage banking company which originates home loans through company-operated offices as well as through a network of approximately 300 correspondents located in the southern and midwestern United States.

Other Acquisitions
      In 1995, the Corporation completed acquisitions of five other financial institutions aggregating $.7 billion in assets to strengthen its retail presence within existing markets in Texas, Arkansas and Illinois. More specific information regarding these acquisitions is provided in Table 2.
      On March 1, 1996, the Corporation acquired Tom Green National Bank, located in San Angelo, Texas, in a stock transaction accounted for as a purchase. The acquisition of Tom Green National Bank, with assets of approximately $80 million, resulted in the issuance of approximately .2 million shares of common stock from treasury stock acquired in the open market.
      On July 1, 1996, the Corporation completed the acquisition of Canadian Bancshares, Inc. (Canadian), located in Canadian, Texas, in a stock transaction accounted for as a purchase. The acquisition of Canadian, with assets of approximately $40 million, resulted in the issuance of approximately .2 million shares of common stock from treasury stock acquired in the open market.

      The acquisitions of Fourth Financial in the first quarter of 1996, and Worthen, National Mortgage and Pampa in the first and second quarters of 1995, resulted in recognition of pre-tax merger expenses, consisting primarily of obsolete equipment write-offs and estimated costs to close duplicate branches, severance and retention costs, and investment banking, legal and other professional fees. The major components of the merger expenses are quantified in Table 4. At June 30, 1996, the remaining accrued liability for the merger-related expenses recognized in the first quarter of this year totaled approximately $15 million.

Table 4: Merger Expense

- ------------------------------------------------------------------------------------------------------------------
Six months ended June 30 (in millions)                                                    1996                1995
- ------------------------------------------------------------------------------------------------------------------
Equipment and software write-offs, and branch closings                                   $17.9               $ 6.4
Compensation costs                                                                        11.1                 4.6
Investment banking, legal, and other professional fees                                     5.9                 9.7
Other                                                                                      7.5                 5.3
- ------------------------------------------------------------------------------------------------------------------
Total                                                                                    $42.4               $26.0
==================================================================================================================

Earnings Overview
      Net income for the second quarter of 1996 increased to $146.1 million, up 14.3% from the same period last year, and net income per common share was $.92, an increase of 15.0%. For the year-to-date period, net income was impacted by merger expenses stemming from the aforementioned pooling acquisitions completed in 1996 and 1995, and the securities restructuring charge recognized by Fourth Financial in the first quarter of last year. Net income for the six months of 1996 was reduced by after-tax merger expenses totaling $29.4 million or $.19 per share. Net income in 1995 was reduced by after-tax merger expenses totaling $20.0 million or $.13 per share and an after-tax securities restructuring charge of $13.4 million or $.08 per share. Net income before the impact of the merger expenses and the securities restructuring charge (nonoperating items) increased to $286.6 million for the six months of 1996, up 14.0% from the same period of last year, and net income per common share was $1.80, an increase of 13.9%. The earnings growth in the second quarter and six months reflected higher net interest income and noninterest income, partially offset by a higher provision for loan losses and slightly higher noninterest expense levels. Including nonoperating items, net income for the six months increased 17.9% to $257.2 million, and net income per common share increased 17.5% to $1.61. The purchase acquisitions completed in 1995 and 1996 had no material impact on results of operations.
      For the second quarter, the return on average assets was 1.44% and the return on common equity was 16.49%, compared to 1.27% and 15.39%, respectively, for the same period last year. For the six months, the return on average assets was 1.42% and the return on common equity was 16.04%, compared to 1.25% and 15.45%, respectively, in 1995. Including nonoperating items, the return on assets and return on common equity were 1.27% and 14.38%, respectively, in 1996, and 1.09% and 13.37%, respectively, in 1995.
      Net interest income, on a fully-taxable equivalent basis, increased 7.2% over the second quarter of 1995 and 6.9% for the six months, primarily due to an improvement in the net interest margin. The net interest margin was 4.48% for the second quarter of

1996 and 4.44% for the six months, increases of 29 and 24 basis points from the prior year periods, respectively.
      Noninterest income before securities gains and losses increased 10.5% over the second quarter of 1995 and 12.1% for the six months, primarily due to growth in trust fees, service charges, mortgage banking revenues and investment banking revenues, offset in part by lower credit card revenues. Noninterest income in 1996 also included a $12.0 million gain from the consummation of a merchant processing credit card joint venture during the first quarter and gains of approximately $9 million in the second quarter resulting from the sale of six branch locations, five of which were required to be sold under regulatory conditions of the Fourth Financial acquisition agreement. Noninterest income in 1995 included gains of $7.9 million from the sale of mortgage loan servicing, a $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network, and a gain of $1.2 million on a branch divestiture.
      Noninterest expense, excluding merger expenses, increased .8% from the second quarter of 1995 and 1.5% for the six months. Including merger expenses, noninterest expense for the six months increased 3.7%. The efficiency ratio, before nonoperating items, improved to 58.3% for the six months of 1996, compared to 62.2% for the prior year period.
      The provision for loan losses for the second quarter of 1996 totaled $19.4 million, up from $10.2 million for the same period of last year. For the six months, the provision for loan losses totaled $45.6 million, compared to $20.9 million in 1995. The year-to-date provision for loan losses exceeded net charge-offs by $18.5 million, and included an additional provision in the first quarter of approximately $9 million to conform Fourth Financial to the Corporation's loan reserve policies. For the six months of 1996, net loan charge-offs were $27.1 million, compared to $17.0 million in the same period last year; and annualized net charge-offs as a percentage of average loans were .22% in 1996, compared to .14% in the same period last year and .27% for the full year 1995.
      Presented in Table 5 is an income statement analysis expressed on a per share basis for the three months and six months ended June 30, 1996, compared to the same periods last year and the three months ended March 31, 1996. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis
                                                2nd Qtr. '96           2nd Qtr. '96          YTD '96
Per share                                   vs. 2nd Qtr. '95       vs. 1st Qtr. '96      vs. YTD '95
- -----------------------------------------------------------------------------------------------------
Net income per share prior period                       $.80                   $.69            $1.37
- -----------------------------------------------------------------------------------------------------
Net interest income                                      .18                    .06              .35
Provision for loan losses                               (.06)                   .05             (.16)
Noninterest income                                       .11                   (.03)             .42
Noninterest expense                                     (.01)                  (.01)            (.06)
Merger expense                                                                  .27             (.11)
Income tax expense                                      (.10)                  (.11)            (.19)
Impact of additional shares of common stock                                                     (.01)
- -----------------------------------------------------------------------------------------------------
Net increase                                             .12                    .23              .24
- -----------------------------------------------------------------------------------------------------
Net income per share current period                     $.92                   $.92            $1.61
=====================================================================================================

Net Interest Income and Interest Rate Risk Management

Table 6: Summary of Net Interest Income

                                                    Second quarter ended June 30         Six months ended June 30
- -------------------------------------------------------------------------------------------------------------------
 (in millions)                                       1996        1995   % change        1996       1995   % change
- -------------------------------------------------------------------------------------------------------------------
Average loans                                   $24,355.1   $23,859.1        2.1%  $24,242.8  $23,482.8        3.2%
Average earning assets                           36,626.7    36,373.5         .7    36,512.8   36,210.9         .8
Average core deposits                            27,361.6    26,472.4        3.4    27,442.1   26,192.6        4.8
Average purchased funds                           6,188.5     7,284.5      (15.0)    6,028.4    7,414.3      (18.7)
Net interest income (FTE)                           407.6       380.3        7.2       806.5      754.6        6.9
Net interest margin                                  4.48%       4.19%                  4.44%      4.20%
===================================================================================================================

      Net interest income, on a fully-taxable equivalent basis, increased 7.2% over the second quarter of 1995 and 6.9% for the six months, primarily due to an improvement in the net interest margin and a modest increase in average earning assets.
      The net interest margin for the second quarter of 1996 was 4.48%, compared to 4.19% for the same period last year and 4.41% for the first quarter of 1996. For the six months, the net interest margin was 4.44%, compared to 4.20% in 1995. The increase in the net interest margin was primarily due to a decline in funding costs, coupled with a higher contribution from noninterest-bearing fund sources and interest recoveries on nonaccrual loans. The average yield on earning assets for the six months was essentially unchanged from the same period last year; while the average rate paid on interest-bearing liabilities decreased 14 basis points. The increased contribution from noninterest-bearing fund sources reflects growth in escrow balances related to the mortgage servicing portfolio and lower deposit reserve positions maintained on certain classes of deposit liabilities.
      The net interest margin improvement also reflects a favorable shift in earning asset mix. Average earning assets increased .7% over the second quarter and .8% for the six months, as loan growth was offset to a large extent by a decline in the securities portfolio. Loans, the highest yielding earning asset, increased 2.1% over the second quarter of 1995 and 3.2% for the six months. As a percentage of average earning assets, loans were 66.4% for the six months of 1996, compared to 64.9% for the same period last year. Held to maturity and available for sale securities decreased 4.7% for the six months, and represented 31.4% of average earning assets, down from 33.2% in 1995. The decline in the securities portfolio reflects redeployment of proceeds from maturing securities to the loan portfolio and the sale of approximately $425 million of fixed-rate securities by Fourth Financial in the first quarter of last year as a means to realign its balance sheet to reduce interest rate sensitivity.
      Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure (earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments and off-balance sheet interest rate derivative contracts such as interest rate swaps and floors. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is less than 2%, assuming a gradual 200 basis point increase in interest rates, and no active management of the balance sheet components in response to the interest rate increase.
      An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities. If no other management action is taken, these core banking activities, which include lending and deposit products, result in an asset-sensitive position. Accordingly, the Corporation utilizes a variety of discretionary on- and off-balance sheet strategies to manage the overall interest rate sensitivity position. Asset securitizations and interest rate derivative contracts are effective mechanisms to manage interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of derivatives over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and it is controlled and monitored within the overall context of the aforementioned asset/liability management policies.
      In 1996, $1.5 billion of interest rate floors were added and $1.5 billion of interest rate swaps matured such that at June 30, 1996, interest rate derivative contracts totaled $2.8 billion. The interest rate floors added in 1996 were purchased as a means to offset the potential impact of an implicit floor in the Corporation's administered-rate retail deposits in a low rate environment. The Corporation will receive interest payments on the floor contracts if the 3 year U.S. Treasury rate falls below 5.40%. The contracts are effective from April 1997 until April 1999. Interest rate swaps added in 1995 were executed as a means to convert a portion of the Corporation's variable rate bank notes to fixed rate instruments. Interest rate swaps executed in years prior to 1995 were undertaken to modify the interest rate sensitivity of the Corporation's prime-based loan portfolio, converting a portion of these loans to fixed rate instruments. Additionally, the Corporation has utilized swaps to convert a portion of its long-term fixed rate debt to a floating rate basis. Periodic correlation assessments are performed to ensure that the derivative instruments are effectively modifying the interest rate characteristics of the respective balance sheet items.
      As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. As such, the contribution from the swap portfolio will decrease in a rising rate environment and increase in a falling rate environment. The average rate received at June 30, 1996, was 5.53% on a notional amount of $1.3 billion, compared to an average rate paid of 5.62%, and the average remaining maturity of the total portfolio was less than one year. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent reset date. The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index.
      The derivative portfolio had minimal impact on the Corporation's operating results in 1996, reducing net interest income by approximately $1.5 million in the second quarter and $2.8 million for the six months, resulting in reductions in the net interest margin of approximately 2 basis points in each period. In 1995, the derivative portfolio decreased net interest income by $4.2 million for the second quarter and $7.2 million for the six months, reducing the margin by approximately 4 basis points. Based on interest rates at June 30, 1996, it is anticipated that the existing derivative portfolio will reduce net interest income by approximately $5 million in 1996.
      Table 8 provides information related to weighted average rates received and paid, unrealized gains(losses) and maturity profile of the major derivative programs in place at June 30, 1996, and June 30, 1995. The derivative portfolio's estimated unrealized loss, based on dealer quotes, was $12.8 million at June 30, 1996, compared to an unrealized loss of $41.4 million at June 30, 1995. The Corporation's operating and liquidity position is not expected to be materially impacted by the unrealized loss inherent in the derivative portfolio.

Table 7: Derivative Portfolio Activity

                                                          Interest Rate Swaps
                                         ---------------------------------------------------
(in millions)                            Receive Fixed   Pay Fixed   Basis Swaps       Total      Floors       Total
- ---------------------------------------------------------------------------------------------------------------------
Notional amount, December 31, 1995              $1,828        $879           $97      $2,804          --      $2,804
  Additions                                                                               --       1,500       1,500
  Maturities                                      (622)       (776)          (81)     (1,479)                 (1,479)
- ---------------------------------------------------------------------------------------------------------------------
Notional amount, June 30, 1996                  $1,206        $103           $16      $1,325      $1,500      $2,825
=====================================================================================================================
Average remaining maturity (years)                  .6          --            .4          .6         2.8         1.8
Weighted average rate received                    5.52%       5.53%         6.15%       5.53%
Weighted average rate paid                        5.59        5.93          5.59        5.62
=====================================================================================================================

Table 8: Derivative Portfolio


                                                                 Weighted               Estimated
                                                               Average Rate       --------------------
June 30, 1996                                 Notional     -------------------    Maturity  Unrealized
(in millions)                                   Amount     Receive         Pay     (years)  Gain (Loss)
- ------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Prime loan swaps:
      Receive fixed                             $1,106        5.55%       5.59%         .7     $(10.4)
      Basis swaps                                   16        6.15        5.59          .4
- ------------------------------------------------------------------------------------------------------
         Total                                   1,122        5.55        5.59          .7      (10.4)
   Long-term debt swaps                            100        5.18        5.56          .3        (.2)
   Bank note liability swaps                       100        5.53        5.86          --        (.1)
   Other                                             3        6.86        7.85          .5
- ------------------------------------------------------------------------------------------------------
   Total interest rate swaps                     1,325        5.53%       5.62%         .6      (10.7)

Interest rate floors                             1,500                                 2.8       (2.1)
- ------------------------------------------------------------------------------------------------------
Total                                           $2,825                                 1.8     $(12.8)
======================================================================================================


                                                                 Weighted               Estimated
                                                               Average Rate       --------------------
June 30, 1995                                 Notional     -------------------    Maturity  Unrealized
(in millions)                                   Amount     Receive         Pay     (years)  Gain (Loss)
- ------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Prime loan swaps:
      Receive fixed                             $1,884        5.63%       6.33%        1.4     $(36.1)
      Basis swaps                                  159        6.22        6.35          .6         .2
- ------------------------------------------------------------------------------------------------------
         Total                                   2,043        5.67        6.33         1.3      (35.9)
   Long-term debt swaps                            200        4.87        6.21         1.0       (2.1)
   Bank note liability swaps                       850        6.12        6.21         1.0       (3.0)
   Other                                            80        6.35        7.13          .4        (.4)
- ------------------------------------------------------------------------------------------------------
   Total                                        $3,173        5.76%       6.31%        1.2     $(41.4)
======================================================================================================

      Approximately 82% of the interest rate swap portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately two years, but in no event would any component of the swap portfolio extend beyond four years. The specific indexed amortizing swaps used by the Corporation have a minimum term which can potentially lengthen to a specified final maturity depending on the level of movement in interest rates. While the underlying characteristics of the specific indexed amortizing swaps used by the Corporation are similar to on-balance sheet mortgage-backed securities, prepayment and other risk factors are more predictable due to the structural features inherent in the swaps. Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
      While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties. Including these offsetting positions, the notional amount of the customer interest rate derivative portfolio at June 30, 1996, totaled approximately $1.0 billion.

Noninterest Income

Table 9: Summary of Noninterest Income

                                                  Second quarter ended June 30          Six months ended June 30
- ------------------------------------------------------------------------------------------------------------------
(in millions)                                     1996        1995    % change        1996        1995    % change
- ------------------------------------------------------------------------------------------------------------------
Trust fees                                      $ 53.8      $ 51.9         3.7%     $106.6      $ 97.6         9.3%
Service charges                                   63.7        57.8        10.1       124.0       113.1         9.7
Mortgage banking revenues                         22.2        16.7        33.3        43.9        39.9         9.9
Credit card                                       10.9        14.4       (24.6)       26.4        29.1        (9.2)
Investment banking revenues                       12.1        10.5        15.4        24.6        20.7        18.5
Other                                             44.8        36.5        23.0        94.1        74.0        27.1
- ------------------------------------------------------------------------------------------------------------------
  Noninterest income before
      securities gains (losses)                  207.5       187.8        10.5       419.6       374.4        12.1
Securities gains (losses), net                      .9         3.0       (71.0)        1.3       (19.0)     (107.1)
- ------------------------------------------------------------------------------------------------------------------
  Total noninterest income                      $208.4      $190.8         9.2%     $420.9      $355.4        18.4%
==================================================================================================================
As % of operating income                          33.8%       33.4%                   34.3%       32.0%
As % of operating income before securities
  restructuring charge                            33.8        33.4                    34.3        33.3
Revenue per full-time equivalent employee
  (in thousands)                                $120.0      $112.1                  $119.3      $108.6
==================================================================================================================

      Noninterest income before securities gains and losses increased 10.5% over the second quarter of 1995 and 12.1% for the six months, primarily due to growth in trust fees, service charges, mortgage banking revenues and investment banking revenues, offset in part by lower credit card revenues. Noninterest income in 1996 also included a $12.0 million gain from the sale of credit card merchant contracts upon formation of a joint venture with a third party processor during the first quarter and gains on branch dispositions of approximately $9 million in the second quarter resulting from the sale of six branch locations, five of which were required to be sold under regulatory conditions of the Fourth Financial acquisition agreement. Noninterest income in 1995 included a gain of $7.9 million from the sale of mortgage loan servicing, a $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network, and a gain of $1.2 million on a branch divestiture. Noninterest income as a percentage of operating revenues improved to 34.3% for the six months of 1996, from 33.3% for the same period of last year, before the impact of the aforementioned securities restructuring charge.
      Trust fees increased 3.7% over the second quarter of 1995 and 9.3% for the six months. Excluding a large personal trust estate distribution fee recognized in the second quarter of last year, trust fees increased 8.5% for the quarter and 11.9% for the six months, primarily due to increases in pension/institutional fees and in the personal trust line of business. This growth was due to new customer accounts and favorable bond and equity financial markets resulting in an increase in market values of trust assets on which some fees are based. Trust assets under management totaled $41.6 billion at June 30, 1996.

Table 10: Trust Fees by Component

                                                  Second quarter ended June 30          Six months ended June 30
- ------------------------------------------------------------------------------------------------------------------
(in millions)                                     1996        1995    % change        1996        1995    % change
- ------------------------------------------------------------------------------------------------------------------
Personal trust                                   $32.5       $32.9        (1.2)%    $ 64.1       $61.5         4.2%
Pension and institutional                         15.7        14.5         8.3        31.2        27.4        13.9
Corporate trust                                    3.1         3.2        (3.1)        6.5         6.2         4.8
Mutual funds                                       2.5         1.3        92.3         4.8         2.5        92.0
- ------------------------------------------------------------------------------------------------------------------
  Total                                          $53.8       $51.9         3.7%     $106.6       $97.6         9.3%
==================================================================================================================

      Service charge income totaled $63.7 million in the second quarter of 1996 and $124.0 million for the six months, increases of 10.1% and 9.7% over the prior year periods, respectively. This growth reflected increases in fees from both retail and corporate customers. Credit card income decreased 24.6% from the second quarter of last year and 9.2% for the six months due to the sharing of merchant processing income upon the formation of a joint venture with a third party processor late in the first quarter of 1996. Investment banking revenues increased $1.6 million over the second quarter of 1995 and $3.9 million for the six months, primarily due to increased sales volume within the retail and institutional sectors.
      Mortgage banking revenues totaled $22.2 million in the second quarter of 1996 and $43.9 million for the six months, increases of 33.3% and 9.9% from the prior year periods, respectively. Mortgage banking revenues in the first quarter of 1995 included a $7.9 million gain on the sale of approximately $700 million of mortgage servicing. Excluding this gain, mortgage banking revenues increased 37.0% for the six months, primarily due to higher production volume resulting in increased origination fees and gains on sales of loans. The servicing portfolio increased to $19.9 billion at June 30, 1996, from $18.9 billion at June 30, 1995, primarily due to acquisitions of no-cost contract servicing agreements, supplemented by internal growth. Retail and correspondent loan originations totaled approximately $1.0 billion in the six months of 1996, compared to $.5 billion in the prior year. At June 30, 1996, mortgage servicing rights totaled $73.4 million, with a fair value of approximately $102.9 million. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. An impairment loss is recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current market value. During 1995 and through the first six months of 1996, no impairment valuation writedowns were required. Table 11 summarizes the components of mortgage banking revenues.

Table 11: Summary of Mortgage Banking Revenues

                                            Second quarter ended June 30         Six months ended June 30
- ----------------------------------------------------------------------------------------------------------
(in millions)                                 1996               1995                1996            1995
- ----------------------------------------------------------------------------------------------------------
Servicing fees <F1>                          $12.7              $13.6               $26.3           $27.1
Late fees                                      2.8                2.5                 6.0             5.0
Gains (losses) on sales of loans               2.9               (1.0)                5.0            (2.0)
Origination fees                               3.8                1.6                 6.6             1.9
Gain on sale of mortgage servicing rights                                                             7.9
- ----------------------------------------------------------------------------------------------------------
  Total mortgage banking revenues            $22.2              $16.7               $43.9           $39.9
==========================================================================================================

<F1> Net of mortgage servicing rights amortization.

      For the six months of 1996, securities gains totaled $1.3 million, compared to securities losses of $19.0 million last year when Fourth Financial sold approximately $425 million of fixed rate securities as a means to realign its balance sheet to reduce interest rate sensitivity.
      Other noninterest income increased $20.1 million or 27.1% over the six months of 1995 primarily due to the aforementioned gains from the sale of credit card merchant contracts and branch locations. Other noninterest income in 1996 also reflected increases in revenues from debit cards, investment appreciation in bank owned life insurance, higher syndication fees and servicing income from securitized loans. Other noninterest income in 1995 included the aforementioned $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network and a branch divestiture gain of $1.2 million.

 Noninterest Expense

Table 12: Summary of Noninterest Expense

                                                  Second quarter ended June 30          Six months ended June 30
- ------------------------------------------------------------------------------------------------------------------
(in millions)                                     1996        1995    % change        1996        1995    % change
- ------------------------------------------------------------------------------------------------------------------
Staff expense                                   $190.4      $177.9         7.0%     $381.7      $357.2         6.9%
Occupancy                                         25.1        23.7         6.0        50.5        48.8         3.5
Equipment                                         30.4        28.5         6.5        60.6        57.2         5.9
FDIC insurance                                     2.7        16.6       (83.5)        5.5        33.2       (83.5)
Credit card                                        2.9         3.6       (19.4)        7.5         7.5
Printing, postage, paper                          14.8        14.8                    31.0        29.3         5.8
Intangible amortization                           10.1        10.8        (6.4)       20.3        21.4        (4.8)
Professional fees                                  7.8         6.6        18.2        15.0        12.7        18.1
Federal Reserve processing charges                 3.1         2.9         6.9         5.8         5.9        (1.7)
Advertising                                       12.4        11.5         8.1        22.3        21.4         4.3
Communications                                     8.8         8.2         7.3        17.9        15.5        15.5
Merger expense                                                  .7      (100.0)       42.4        26.0        63.3
Other                                             49.6        50.3        (1.4)       97.1        94.5         2.8
- ------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                     $358.1      $356.1          .6%     $757.6      $730.6         3.7%
==================================================================================================================

Efficiency ratio excluding merger expenses
  and securities restructuring charge             58.1%       62.2%                   58.3%       62.2%
Number of full-time equivalent employees                                            20,629      20,460
==================================================================================================================

      Noninterest expense, excluding merger expenses, increased .8% from the second quarter of 1995, and 1.5% for the six months. Noninterest expense in 1996 includes merger expenses totaling approximately $42.4 million resulting from the first quarter acquisition of Fourth Financial, and in 1995 included $26.0 million of such expenses related to the acquisitions of Worthen, National Mortgage and Pampa. Including merger expenses, noninterest expense was $757.6 million for the six months of 1996 and $730.6 million in 1995, an increase of 3.7%. The efficiency ratio before merger expenses and the securities restructuring charge in 1995 improved to 58.3% for the six months of 1996, compared to 62.2% for the prior year period.
      Staff expense, which represents approximately 50% of total noninterest expense, increased 7.0% from the second quarter of 1995 and 6.9% for the six months, primarily due to higher costs associated with employee benefit and incentive compensation plans, normal merit increases and additional staff from purchase acquisitions. The number of full-time equivalent employees (FTE's) was 20,629 at June 30, 1996, 20,644 at March 31, 1996 and 20,460 at
June 30, 1995. Staffing levels are expected to decline from existing levels through consolidation and integration of duplicate functions at Fourth Financial over the balance of the year and into the first half of 1997.
      FDIC insurance expense totaled $2.7 million for the second quarter of 1996 and $5.5 million for the six months, decreases of $13.9 million and $27.7 million from the prior year periods, respectively. These declines reflect action taken by the FDIC which reduced the rate paid by most financial institutions from 23 cents per $100 of insured deposits to a $2,000 minimum per bank. Thrift deposits continue to be assessed at 23 cents per $100 of insured deposits.
      Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," became effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such conditions exist, companies must estimate the future cash flows from use of the asset and, if the sum of the undiscounted estimated future cash flows is less than the carrying amount of the asset, an impairment writedown would be recognized. Adoption of this pronouncement had no material effect on the Corporation's financial results.

Taxes
      The Corporation's effective tax rate was 36.5% for the six months of 1996, compared to 35.3% for the same period of last year. The Corporation's effective tax rate reflects nondeductible merger expenses associated with pooling-of-interests acquisitions, a continued decline in the amount of tax-exempt income as a percentage of operating income and increased state income taxes. Excluding the impact of the nondeductible merger expenses, the effective tax rate was 36.0% in 1996 and 34.4% in 1995.

 Provision For Loan Losses And Asset Quality

Table 13: Summary of Reserve for Loan Losses
                                         Second quarter ended June 30            Six months ended June 30
- ----------------------------------------------------------------------------------------------------------
June 30 (in millions)                         1996               1995                1996            1995
- ----------------------------------------------------------------------------------------------------------
Balance, beginning of period                $463.7             $454.7              $452.6          $449.5
Loans charged off:
  Commercial                                  (7.3)              (7.2)              (14.9)          (10.9)
  Real estate:
      Commercial real estate                  (1.1)              (1.0)               (2.2)           (1.7)
      Construction                             (.2)               (.2)                (.6)            (.3)
      1-4 family residential                   (.8)               (.5)               (1.4)           (1.0)
  Consumer:
      Credit card                             (6.7)              (6.4)              (14.5)          (12.9)
      Other                                  (11.7)              (7.5)              (25.4)          (15.7)
- ----------------------------------------------------------------------------------------------------------
  Total charge-offs                          (27.8)             (22.8)              (59.0)          (42.5)
- ----------------------------------------------------------------------------------------------------------
Recoveries on loans previously charged off:
  Commercial                                   8.8                4.7                14.8             9.7
  Real estate:
      Commercial real estate                   2.4                3.5                 5.0             4.5
      Construction                              .1                 .7                  .3             1.0
      1-4 family residential                    .5                 .5                 1.2             1.1
  Consumer:
      Credit card                              1.0                1.1                 1.8             2.1
      Other                                    3.9                3.4                 8.8             7.1
- ----------------------------------------------------------------------------------------------------------
  Total recoveries                            16.7               13.9                31.9            25.5
- ----------------------------------------------------------------------------------------------------------
  Net charge-offs                            (11.1)              (8.9)              (27.1)          (17.0)
- ----------------------------------------------------------------------------------------------------------
  Provision for loan losses                   19.4               10.2                45.6            20.9
  Loan reserve from acquisitions                                  1.2                  .9             3.8
- ----------------------------------------------------------------------------------------------------------
Balance, end of period                      $472.0             $457.2              $472.0          $457.2
==========================================================================================================
Annualized net charge-offs as %
  of average loans                             .18%               .15%                .22%            .14%
At end of period:
  Loan reserve as % of net loans                                                     1.93            1.88
  Loan reserve as % of nonperforming loans                                         214.27          269.28
==========================================================================================================

Table 14: Summary of Nonperforming Assets

(in millions)                                                    June 30, 1996 December 31, 1995  June 30, 1995
- ---------------------------------------------------------------------------------------------------------------
Nonaccrual                                                              $169.6            $165.4         $129.4
Restructured                                                               2.8               8.0            7.2
Past due 90 days or more                                                  47.9              37.4           33.2
- ---------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                              220.3             210.8          169.8
- ---------------------------------------------------------------------------------------------------------------
Foreclosed property                                                       35.9              35.1           62.4
===============================================================================================================
  Total nonperforming assets                                            $256.2            $245.9         $232.2
===============================================================================================================
Nonperforming loans as % of total loans                                    .90%              .87%           .70%
Nonperforming assets as % of total loans and foreclosed property          1.04              1.02            .95
Nonperforming assets as % of total assets                                  .63               .60            .57
Loan reserve as % of nonperforming loans                                214.27            214.70         269.28
===============================================================================================================

      The provision for loan losses totaled $19.4 million in the second quarter of 1996, compared to $10.2 million in the same period last year. Net charge-offs in the second quarter totaled $11.1 million, compared to $8.9 million in the same period last year. For the six months, the provision for loan losses totaled $45.6 million, compared to $20.9 million in 1995. The year-to-date provision for loan losses exceeded net charge-offs by $18.5 million, due to recognition of an additional provision in the first quarter totaling approximately $9 million to conform Fourth Financial to the Corporation's loan reserve policies, coupled with management's intent to maintain the loan reserve coverage at targeted levels as the loan portfolio expands.
      The reserve for loan losses represented 214% of nonperforming loans at June 30, 1996, compared to 215% at December 31,

1995, and 269% at June 30, 1995. The reserve for loan losses as a percentage of net loans was 1.93%, compared to 1.88% at June 30, 1995, and 1.88% at year-end 1995. Net loan charge-offs for the six months of 1996 totaled $27.1 million, compared to $17.0 million for the same period of 1995. Annualized net charge-offs as a percentage of average loans were .22% for the six months of 1996, compared to .14% for the same period last year, and .27% for all of 1995.
      Nonperforming assets, which include nonperforming loans and foreclosed property, declined $4.3 million from March 31, 1996, but were up $24.0 million or 10.3% from June 30, 1995, and $10.3 million or 4.2% from year-end 1995. The increase from December 31, 1995 reflects an adjustment to conform Fourth Financial to the Corporation's nonaccrual policies and increases in past due loans, partially offset by decreases in nonaccrual and restructured loans at other banking units. The increase from June 30, 1995, reflects the conforming adjustment and a large corporate borrower who filed for bankruptcy in the fourth quarter of 1995, partially offset by declines at most other banking units as illustrated in Table 15. As a percent of total loans and foreclosed property, nonperforming assets were 1.04%, compared to .95% at June 30, 1995, and 1.02% at December 31, 1995. As a percentage of total assets, nonperforming assets were .63% at June 30, 1996, compared to .57% at June 30, 1995, and .60% at December 31, 1995. Nonperforming loans at June
30, 1996, were $220.3 million or .90% of total loans, compared to .87% at December 31, 1995, and .70% at June 30, 1995.

Table 15: Nonperforming Assets by Banking Unit

                                         June 30, 1996       December 31, 1995           June 30, 1995
- ------------------------------------------------------------------------------------------------------
                                                  % of                    % of                    % of
                                                 Total                   Total                   Total
(in millions)                        Amount     Assets      Amount      Assets      Amount      Assets
- ------------------------------------------------------------------------------------------------------
Missouri                             $100.7        .56%     $ 99.7         .57%     $ 97.7         .55%
Oklahoma                               53.3       1.27        41.7         .95        38.1         .87
New Mexico                             23.6        .69        25.9         .78        30.6         .96
Kansas                                 22.3        .48        17.4         .34        16.4         .32
Arkansas                               21.0        .46        22.9         .48        19.5         .44
Iowa                                   13.3       1.21        12.9        1.08         5.1         .43
Texas                                   6.7        .29         8.6         .37        10.0         .45
Illinois                                4.2        .42         4.9         .45         5.5         .50
Tennessee                               4.6        .46         4.9         .54         3.6         .40
Credit Card                             6.5       1.08         7.0        1.40         5.7        1.14
- ------------------------------------------------------------------------------------------------------
Total                                $256.2        .63%     $245.9         .60%     $232.2         .57%
======================================================================================================

      As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans. The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 16, criticized loans totaled $951.4 million or 3.88% of loans at June 30, 1996, compared to $868.9 million at December 31, 1995. The increase from year end primarily reflects application of the Corporation's credit administration classification criteria to Fourth Financial's loan portfolio. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio. Delinquency trends are another tracking mechanism used by management to assess portfolio risk. As illustrated in Table 17, consumer loan delinquencies gradually trended upward through 1995 as the industry experienced some moderate deterioration in consumer credit. Credit risk associated with the consumer loan portfolio, which is primarily comprised of credit card, home equity and direct/indirect installment loans, is controlled through the use of standardized credit scoring techniques and consistent adherence to standard underwriting policies throughout the Corporation's nine state region. Annualized net loan losses from the consumer loan portfolio expressed as a percentage of the related average loan balances were .92% for the six months of 1996 and .63% in the same period of last year, and included credit card losses of 4.16% and 3.43%, respectively. Credit card loan losses totaled $5.7 million in the second quarter of 1996, down $1.3 million from the first quarter level and expressed as a percentage of the related average loan balance declined to 3.82%. This decline and the lower level of credit card delinquencies at June 30, 1996 reflect the sale of a private label credit card portfolio and general improvement in loan performance.

Table 16: Loans Designated as Criticized Loans by Internal Risk Rating System

                                                           Criticized Loans
- ------------------------------------------------------------------------------------------
(in millions)                            Nonperforming        Performing             Total
- ------------------------------------------------------------------------------------------
1995
March 31                                        $170.7            $598.7            $769.4
June 30                                          169.8             646.2             816.0
September 30                                     170.0             693.9             863.9
December 31                                      210.8             658.1             868.9
==========================================================================================
1996
March 31                                        $226.9            $741.5            $968.4
June 30                                          220.3             731.1             951.4
==========================================================================================
As % of loans at June 30, 1996                     .90%             2.98%             3.88%
==========================================================================================

Table 17: Consumer Loan Delinquency Trend

                                            Past Due 30 Days or More             Past Due 90 Days or More
- ---------------------------------------------------------------------------------------------------------
As a % of outstandings               Credit Card Loans       Installment Loans          Residential Loans
- ---------------------------------------------------------------------------------------------------------
1995
March 31                                          3.08%                    .92%                       .36%
June 30                                           3.45                    1.12                        .41
September 30                                      3.72                    1.42                        .44
December 31                                       3.75                    1.68                        .44
1996
March 31                                          3.34%                   1.21%                       .50%
June 30                                           3.16                    1.38                        .56
=========================================================================================================

      At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan," totaled approximately $152.5 million and consisted of nonaccrual and restructured commercial, commercial real estate, and real estate construction loans. At June 30, 1996, the reserve for loan losses included approximately $3.3 million allocated to $19.6 million of impaired loans. It is the Corporation's policy to discontinue the accrual of interest on loans when the full collectibility of principal or interest is doubtful. Nonaccrual loans are reduced by the direct application of interest receipts to loan principal, for accounting purposes only. If the principal amount of the loan is well collateralized, interest income on such loans may be recognized in the periods in which payments are received. Interest income recognized on impaired loans for the six months of 1996 was less than $1 million.


Segregated Assets
      As part of the regulatory-assisted acquisition of Missouri Bridge Bank, N.A. on April 23, 1993, the Corporation entered into a loss-sharing arrangement with the FDIC with respect to approximately $950 million in multi-family residential, commercial real estate, construction, and commercial and industrial loans. During the first five years, the FDIC will reimburse the Corporation for 80 percent of the first $92.0 million of net charge-offs on these loans, after which the FDIC will increase its reimbursement coverage to 95 percent of additional charge-offs. During this period, and for two years thereafter, the Corporation is obligated to pay the FDIC 80 percent of all recoveries on charged-off loans.
      The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same characteristics as nonaccrual loans and foreclosed properties. At June 30, 1996, segregated assets totaled $71.6 million, net of a $12.8 million credit valuation allowance, and are classified as other assets for reporting purposes. At June 30, 1996, segregated assets consisted of $15.1 million of commercial loans, $12.3 million of industrial revenue bond loans, $52.3 million of commercial real estate related loans and $4.7 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $161.9 million at June 30, 1996. Net charge-offs of $.5 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the first six months of 1996. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At June 30, 1996, $77.9 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $4.7 million represented foreclosed property, and the balance of $1.8 million were past due 90 days or more. The Corpo-ration's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $3.2 million in the six months of 1996 and $6.3 million in the same period of 1995.
      A summary of activity regarding segregated assets is provided in Table 18.

Table 18: Segregated Assets

June 30, 1996 (in millions)          Principal balance   Allowance for losses   Principal balance, net
- ------------------------------------------------------------------------------------------------------
Balance, beginning of year                      $116.6                  $13.3                   $103.3
Charge-offs                                       (4.7)                   (.8)
Recoveries                                         1.7                     .3
Net transfers                                    (10.5)
Payments on segregated assets                    (18.7)
- ------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                          $ 84.4                  $12.8                   $ 71.6
======================================================================================================

Loan Portfolio

      At June 30, 1996, loans totaled $24.4 billion, an increase of .4% over the same period of last year, and were up 1.5% from December 31, 1995. Based on average balances, loans increased 2.1% over the second quarter of 1995, and 3.2% for the six months. Loan growth from June 30, 1995, was primarily due to increases in consumer and commercial loans, partially offset by decreases in both residential and commercial real estate loans. The increase in consumer loans was due primarily to indirect installment loan growth, as well as increases in home equity loans, partially offset by a decline in credit card outstandings and the sale of approximately $300 million in consumer loans through an auto-loan securitization sale completed in the third quarter of 1995. Excluding the impact of the aforementioned auto-loan securitization, consumer loans increased approximately 10.7% from June 30, 1995. The decline in the credit card portfolio from December 31, 1995, reflects the sale of a small private label credit card portfolio and seasonal fluctuations. The increase in commercial loans was primarily due to growth in the middle-market sector as well as increases in loans to Fortune 1,000 companies. The decline in 1-4 family residential loans primarily reflects sales of current loan production through secondary markets.
      The majority of the Corporation's loans are made within its natural trade territory. The portfolio is highly diversified with originations stemming from the Corporation's nine state area, and the portfolio is well balanced between wholesale and consumer lending. The Corporation's geographic profile provides credit and economic risk diversification in that the Corporation is not solely dependent on any major market. All of the Corporation's major markets are currently experiencing satisfactory economic conditions and unemployment rates. Table 19 summarizes the loan portfolio by banking location and Table 21 presents the major loan classifications based upon Management's internal classification criteria. In addition, Table 15 summarizes the nonperforming asset trends experienced throughout the Corporation's regions.

Table 19: Loan Portfolio Distribution

                                             June 30, 1996               December 31, 1995           June 30, 1995
- ------------------------------------------------------------------------------------------------------------------
                                                      % of                            % of                    % of
                                                     Total                           Total                   Total
(in millions)                         Amount<F1>     Loans     Amount<F1>            Loans     Amount<F1>    Loans
- ------------------------------------------------------------------------------------------------------------------
Missouri                              $11,253.4       46.1%    $10,524.2              43.7%    $10,914.1      44.9%
Arkansas                                2,745.2       11.2       2,745.8              11.4       2,543.4      10.5
Kansas                                  2,418.8        9.9       2,683.2              11.2       2,736.7      11.3
Oklahoma                                2,461.6       10.1       2,597.6              10.8       2,653.7      10.9
New Mexico                              1,422.8        5.8       1,447.3               6.0       1,479.5       6.1
Texas                                   1,105.8        4.5       1,087.6               4.5       1,057.5       4.4
Tennessee                                 929.1        3.8         784.1               3.3         763.1       3.1
Illinois                                  771.1        3.2         788.4               3.3         779.2       3.2
Iowa                                      708.0        2.9         718.1               3.0         761.8       3.1
Credit card                               600.7        2.5         674.6               2.8         618.4       2.5
- ------------------------------------------------------------------------------------------------------------------
    Total                             $24,416.5      100.0%    $24,050.9             100.0%    $24,307.4     100.0%
==================================================================================================================

<F1>Net of unearned income.

Table 20: Summary of Loan Portfolio

(in millions)                                              June 30, 1996      December 31, 1995      June 30, 1995
- ------------------------------------------------------------------------------------------------------------------
Commercial                                                     $12,091.8              $11,834.5          $12,109.4
Real estate mortgage                                             4,383.0                4,565.3            4,739.3
Real estate construction                                         1,101.6                1,107.7            1,037.6
Consumer                                                         6,534.0                6,284.1            6,204.7
Lease financing                                                    370.1                  325.4              278.9
- ------------------------------------------------------------------------------------------------------------------
  Total domestic loans                                          24,480.5               24,117.0           24,369.9
Foreign loans                                                       20.1                   20.9               24.7
- ------------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income              24,500.6               24,137.9           24,394.6
Less unearned income                                                84.1                   87.0               87.2
- ------------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                          $24,416.5              $24,050.9          $24,307.4
==================================================================================================================

Table 21: Composition of Loan Portfolio

                                                       June 30, 1996          December 31, 1995         June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                % of                       % of                  % of
                                                               Total                      Total                 Total
(in millions)                                       Amount     Loans        Amount        Loans       Amount    Loans
- ---------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                         $ 4,383.0      17.9%    $ 4,565.3         18.9%   $ 4,739.3     19.4%
  Land acquisition                                   262.0       1.1         215.4           .9        223.6       .9
  Residential construction                           316.3       1.3         380.2          1.6        387.6      1.6
  Commercial construction                            523.3       2.1         512.1          2.1        426.4      1.8
  Commercial real estate                           3,751.4      15.3       3,822.5         15.8      3,932.7     16.1
- ---------------------------------------------------------------------------------------------------------------------
    Total real estate                              9,236.0      37.7       9,495.5         39.3      9,709.6     39.8
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers              1,297.9       5.3       1,127.0          4.7      1,217.0      5.0
Middle market commercial                           5,790.7      23.6       5,675.5         23.5      5,738.9     23.5
Bank stock loans                                     226.9        .9         204.8           .9        245.4      1.0
Agriculture                                        1,024.9       4.2       1,004.7          4.2        975.4      4.0
Consumer:
  Home equity                                        699.2       2.9         642.8          2.7        561.6      2.3
  Credit card                                        600.7       2.5         674.6          2.8        618.4      2.5
  Indirect installment                             3,263.6      13.3       2,929.3         12.1      3,042.7     12.5
  Installment                                      1,970.5       8.0       2,037.4          8.4      1,982.0      8.1
- ---------------------------------------------------------------------------------------------------------------------
    Total consumer                                 6,534.0      26.7       6,284.1         26.0      6,204.7     25.4
Lease financing                                      370.1       1.5         325.4          1.3        278.9      1.2
Foreign                                               20.1        .1          20.9           .1         24.7       .1
- ---------------------------------------------------------------------------------------------------------------------
  Total loans                                    $24,500.6     100.0%    $24,137.9        100.0%   $24,394.6    100.0%
=====================================================================================================================

      The section that follows addresses specific risk elements and credit administration practices related to the major components of the loan portfolio.

Commercial Loans
      The Corporation's commercial loan portfolio, excluding commercial real estate, totaled $8.3 billion at June 30, 1996, representing approximately 34.0% of the total portfolio, compared to 33.5% at June 30, 1995. The Corporation's objective is to control credit risk within the commercial loan portfolio through geographic diversification and adherence to credit administration policies that limit industry concentrations and establish lending authority and borrower limits. Within the commercial loan portfolio there are no concentrations of credits to any borrower or industry in excess of 5% of total loans, and the portfolio is primarily comprised of middle-market loans to customers within the Corporation's nine state operating region. At June 30, 1996, middle-market commercial loans represented 23.6% of the total loan portfolio and loans to Fortune 1,000 companies comprised 5.3% of total loans. Loans to middle-market companies, as a general rule, are made on a secured basis, with personal guarantees and loan covenants appropriate to the individual credit. These loans are to a diversified group of borrowers conducting business in the Corporation's immediate market area, predominately in the manufacturing, wholesale distribution and services industries. Loans to Fortune 1,000 companies and other large corporate borrowers are made on a secured and unsecured basis depending on the risk assessment of the specific borrowers. The composition of the commercial loan portfolio and level of industry concentrations is reflected in Table 22. The Corporation's legal lending limit to any individual borrower is in excess of $500 million. However, at June 30, 1996, of the Corporation's eight largest borrowers, there were only five relationships with aggregate outstandings in the $50-$80 million range and three borrowers with aggregate outstandings in the $40-$49 million range.
      Credit risk associated with the commercial portfolio is primarily influenced by economic conditions and the level of under-writing risk the Corporation is willing to assume. A primary focus in managing risk when extending credit is to adequately assess the borrower's capacity to repay and to follow proper collateral protection policies.

Table 22: Commercial Industry Concentration

                                                    % of Total           % of
June 30, 1996                                  Commercial Loans<F1>  Total Loans
- --------------------------------------------------------------------------------
Manufacturing:
    Metal, machinery and fabrication                   5.1%                  1.8%
    Food products                                      2.5                    .9
    Chemical, rubber and petroleum                     1.9                    .6
    Printing and paper                                 1.9                    .7
    All other manufacturing                            5.5                   1.9
Services:
    Health care                                        3.5                   1.2
    Amusement/recreation                               1.3                    .4
    All other services                                11.1                   3.8
Finance, insurance, real estate                       12.2                   4.1
Retail trade:
    Retail (non-auto)                                  8.3                   2.8
    Retail (auto)                                      1.5                    .5
Agriculture, forestry and fishing                     12.3                   4.2
Wholesale trade--durable goods                         6.6                   2.2
Wholesale trade--non-durable goods                     4.2                   1.4
Individual personal loans                              8.0                   2.7
Transportation                                         3.5                   1.2
Construction                                           3.3                   1.1
Communication                                          1.8                    .6
Other                                                  5.5                   1.9
- --------------------------------------------------------------------------------
    Total                                            100.0%                 34.0%
================================================================================

<F1> Excluding commercial real estate

Commercial Real Estate
      This lending category consists primarily of commercial real estate, residential construction, commercial construction and land acquisition loans. At June 30, 1996, commercial real estate loans totaled $4.9 billion, representing approximately 19.8% of total loans, compared to 20.4% at June 30, 1995. Table 23 displays the composition of the real estate portfolio by property type and carrying status. The Corporation closely monitors the composition and quality of the commercial real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a direct banking presence, and is widely diversified among residential construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio, and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately one third of the commercial real estate portfolio is comprised of owner occupied properties--such as manufacturing facilities for middle market borrowers--for which the primary source of repayment is not entirely dependent on the real estate market.

Table 23: Construction and Mortgage Loans
                                                                                            Nonperforming
June 30, 1996 (in millions)                     Performing  Nonperforming            Total  as % of Total
- ---------------------------------------------------------------------------------------------------------
Commercial real estate:
    Multi-family                                  $  489.8          $ 2.2          $  492.0           .45%
    Office/showroom                                  966.5            8.9             975.4           .91
    Industrial/warehouse                             510.3            5.6             515.9          1.09
    Retail strip                                     327.8            2.3             330.1           .68
    Retail, other                                    482.4            8.9             491.3          1.82
    Lodging                                          634.3            6.1             640.4           .95
    Land                                             279.8            8.4             288.2          2.91
    Residential construction                         312.1            4.2             316.3          1.32
    Other                                            793.4           10.0             803.4          1.25
- ---------------------------------------------------------------------------------------------------------
    Total commercial real estate                   4,796.4           56.6           4,853.0          1.17
1-4 family residential                             4,348.0           35.0           4,383.0           .80
- ---------------------------------------------------------------------------------------------------------
    Total real estate                             $9,144.4          $91.6          $9,236.0           .99%
=========================================================================================================

Consumer Loans
      The consumer loan category consists primarily of direct and indirect installment, credit card, and home equity lending. At June 30, 1996, consumer loans totaled $6.5 billion, representing approximately 26.7% of total loans, compared to 25.4% at June 30, 1995. Credit risk in each of these lending categories is controlled through automated credit scoring techniques and consistent adherence to conservative underwriting standards that consider debt to income levels and, where applicable, loan to value ratios. In the home equity category, loan to value ratios generally are limited to 80% of collateral value. In certain markets, higher loan to value ratios are permitted; however, in these situations the Corporation obtains additional credit protection from third party insurance providers. Installment loans, both indirect and direct, are subject to similar underwriting standards. Approximately 62% of the installment category is comprised of indirect paper of which over 90% are automobile loans. The remainder of the indirect installment category is primarily limited to marine and home improvement paper.
      Growth in installment lending has occurred through direct originations made available through the Corporation's extensive branch banking network and through expansion of the indirect lending program. A primary source for the indirect automobile loan production is a referral program negotiated with a major insurance carrier whose customer base has a good credit scoring profile, resulting in lower delinquencies and charge-offs than that typically experienced from traditional indirect sources.
      Credit card outstandings totaled $600.7 million at June 30, 1996, representing approximately 2.5% of total loans. The Corporation is not a participant in pre-approved nationwide mass marketing programs; rather, marketing efforts target further penetration of its existing customer base.

1-4 Family Residential Loans
      The 1-4 family residential loan portfolio totaled $4.4 billion at June 30, 1996, and represented 17.9% of total loans compared to 19.4% at June 30, 1995. Risk exposure in this area is minimized through underwriting policies that specify conservative loan to value ratios, coupled with a diversified geographic base that naturally protects the Corporation from excessive concentrations in any given market. In addition, the majority of the fixed-rate, long-term production is sold in the secondary market through the Corporation's mortgage banking subsidiary.

Financial Position and Liquidity
      The basic financial structure of the Corporation's average and period-end balance sheet changed only moderately from the second quarter and fourth quarter of 1995. At June 30, 1996, assets totaled $40.7 billion compared to $40.9 billion at June 30, 1995, and $41.1 billion at December 31, 1995.
      Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source as these deposits represent a more stable, lower cost source of funds.
      The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets. The Corporation's auto-loan securitization and bank note programs represent additional sources of liquidity.
      Average core deposits totaled $27.4 billion for the second quarter of 1996, an increase of $.9 billion or 3.4% from the same period last year. Much of the core deposit growth has occurred within the retail money market deposit accounts through increased penetration of the retail customer base. In addition, the core deposit base mix has been altered somewhat in recent periods as customers have redirected balances from traditionally lower-cost savings deposits to the higher-rate retail money market accounts. The deposit growth during this period has exceeded earning asset growth; accordingly, the excess liquidity has been used to reduce purchased funds. Average core deposits supported 74.7% of earning assets for the second quarter of 1996, compared to 72.8% during the same period last year. Purchased funds supported 16.9% of average earning assets, compared to 20.0% for the second quarter of last year. Purchased funds at June 30, 1996, and June 30, 1995, included short-term bank notes which were issued by several of the Corporation's banking subsidiaries totaling $.7 billion and $2.0 billion, respectively. The Corporation's need for purchased funds was also reduced due to proceeds received from the $300 million auto-loan securitization completed in the third quarter of last year.
      The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At June 30, 1996, the available for sale portfolio totaled $10.7 billion, compared to $4.5 billion at June 30, 1995.
In the fourth quarter of 1995, the Corporation reclassified approximately
$5.7 billion of securities from held to maturity to available for sale in accordance with the one-time reclassification permitted under Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." These securities, representing approximately 91% of the total securities portfolio, may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At June 30, 1996, unrealized depreciation in the available for sale portfolio was approximately $158.4 million, compared to appreciation of $16.9 million at December 31, 1995. The decrease in market value from year end was primarily due to the increase in interest rates, particularly as measured by the U.S. Treasury yield curve. Approximately 30% of the available for sale portfolio is comprised of adjustable-rate mortgage-backed securities, including floating rate CMOs. The remainder of the portfolio is comprised of Treasury notes, Agency notes, fixed rate mortgage pass throughs and CMO tranches. The Corporation's mortgage-backed securities portfolio totaled approximately $7.6 billion at June 30, 1996, of which approximately 86% represented government agency-backed issues and the remainder of the portfolio was comprised of private-issue mortgage-backed securities with credit ratings of AA or better.
As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.
      The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby generally avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Corporation's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 24. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock.
There were no commitments for capital expenditures, at June 30, 1996, which would materially impact the Corporation's liquidity position.
      In June, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125),
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. The Corporation is in the process of reviewing this statement to determine the impact, if any, its adoption will have on the Corporation's financial results.

Table 24: Agency Ratings
Agency Ratings                                               Moody's  Standard & Poor's   Thomson Bankwatch
- -----------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                             A/B
  6-3/4% Subordinated notes due 2003                              A3                 A-                   A
  7-5/8% Subordinated notes due 2004                              A3                 A-                   A
  8-5/8% Subordinated notes due 2003                              A3                 A-                   A
  9-1/4% Subordinated notes due 2001                              A3                 A-                   A
  6-1/4% Convertible subordinated debentures due 2011             A3                 A-                   A
  Commercial paper                                                P1                A-1               TBW-1
The Boatmen's National Bank of St. Louis:                                                               A/B
  Long-term/short-term deposits and bank notes                Aa3/P1             A+/A-1               TBW-1
Boatmen's First National Bank of Kansas City:                                                           A/B
  Long-term/short-term deposits and bank notes                 A1/P1             A+/A-1               TBW-1
Multi-bank note program
  (8 Boatmen's subsidiary banks)                               A1/P1             A+/A-1
===========================================================================================================

Capital Structure

Table 25: Capital Structure
(in millions)                                              June 30, 1996     December 31, 1995       June 30, 1995
- ------------------------------------------------------------------------------------------------------------------
Long-term debt                                                  $  616.5              $  615.1            $  522.2
Stockholders' equity:
  Preferred equity                                                  99.1                  99.3                99.5
  Common equity                                                  3,492.6               3,500.5             3,330.3
- ------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                       3,591.7               3,599.8             3,429.8
- ------------------------------------------------------------------------------------------------------------------
Total capitalization                                            $4,208.2              $4,214.9            $3,952.0
==================================================================================================================
Tangible equity                                                 $3,168.9              $3,164.2            $3,023.5
==================================================================================================================

Ratios
- ------------------------------------------------------------------------------------------------------------------
Equity/assets                                                       8.83%                 8.75%               8.39%
Tangible equity/assets                                              7.87                  7.78                7.47
Long-term debt as % of total capitalization                        14.65                 14.59               13.21
Double leverage                                                   107.55                106.35              106.71
Dividends paid (for the period, in thousands):
    Preferred<F1>                                               $  3,500              $  7,049            $  3,535
    Common<F1>                                                   106,408               206,692              94,110
Total dividends as % of net income                                  42.7%                 44.5%               44.8%
==================================================================================================================

<F1> Includes dividends of pooled companies.

Table 26: Intangible Assets
(in millions)                                              June 30, 1996     December 31, 1995       June 30, 1995
- ------------------------------------------------------------------------------------------------------------------
Goodwill--Parent Company                                          $ 81.7                $ 84.4              $ 87.1
- ------------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                                         189.8                 193.6               183.1
  Core deposit premium                                              60.3                  69.5                78.3
  Mortgage servicing rights                                         73.4                  67.5                47.6
  Credit card premium                                               17.6                  20.6                10.2
- ------------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                             341.1                 351.2               319.2
- ------------------------------------------------------------------------------------------------------------------
  Total intangible assets                                         $422.8                $435.6              $406.3
==================================================================================================================

      The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. This strong capital position and overall financial strength provide a good base for future expansion when profitable investment opportunities arise. The cornerstone of the Corporation's capital structure is its common equity, totaling $3.5 billion or approximately 83.0% of total capitalization at June 30, 1996, an increase of 4.9% from June 30, 1995. The equity to asset ratio was 8.83% at June 30, 1996, compared to 8.39% at June 30, 1995, and 8.75% at December 31, 1995. At June 30, 1996, the Corporation held 1,513,699 common shares in Treasury at a cost of $58.9 million. The repurchased shares will be used to meet periodic stock requirements of benefit plans and for the pending purchase acquisition. The preferred stock (Series A) pays a 7% dividend and is callable by the Corporation, at par, on March 1, 1997. Assuming full conversion, the issuance of 3.4 million common shares would be required.
      An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 11.44% for Tier I and 14.09% for total capital substantially exceed the regulatory required minimums. At June 30, 1996, the Corporation's Tier I leverage ratio was 8.29%, well in excess of required minimums. At June 30, 1996, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.

Table 27: Risk-Based Capital
(in millions)                                      June 30, 1996     December 31, 1995     June 30, 1995
- --------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                                 $ 3,591.7             $ 3,599.8         $ 3,429.8
  Unrealized net (appreciation) depreciation,
    available for sale securities                           93.7                 (10.5)              3.9
- --------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                            3,685.4               3,589.3           3,433.7
  Minority interest                                           .7                    .7                .7
  Intangible assets:
    Goodwill                                              (271.5)               (278.0)           (270.2)
    Core deposit premium                                   (60.3)                (69.5)            (78.3)
- --------------------------------------------------------------------------------------------------------
  Total Tier I                                           3,354.3               3,242.5           3,085.9
- --------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                        367.9                 360.1             356.8
  Qualifying long-term debt                                410.0                 410.0             415.0
- --------------------------------------------------------------------------------------------------------
  Total Tier II                                            777.9                 770.1             771.8
- --------------------------------------------------------------------------------------------------------
  Total capital                                        $ 4,132.2             $ 4,012.6         $ 3,857.7
========================================================================================================
Risk-adjusted assets                                   $29,325.9             $28,721.2         $28,454.6
========================================================================================================
Risk-based capital ratios:
  Tier I                                                   11.44%                11.29%            10.84%
========================================================================================================
  Total                                                    14.09%                13.97%            13.56%
========================================================================================================
Tier I leverage ratio                                       8.29%                 7.95%             7.61%
========================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY EARNINGS TREND
                                                                    1996                          1995
- --------------------------------------------------------------------------------------------------------------------------
(in thousands)                                               Second      First     Fourth      Third     Second      First
- --------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                               $530,210   $528,584   $538,382   $540,212   $530,404   $498,751
  Interest on short-term investments                          1,311      1,913      1,540      1,146      1,137        964
  Interest on Federal funds sold and securities
    purchased under resale agreements                         6,308     11,631     11,645     10,218      9,364      8,801
  Interest on held to maturity securities
    Taxable                                                                404     72,064     93,539     96,093     96,057
    Tax-exempt                                               16,723     15,077     14,325     13,915     13,903     13,965
- --------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities            16,723     15,481     86,389    107,454    109,996    110,022
  Interest on available for sale securities                 165,460    160,188     87,712     68,367     72,439     76,298
  Interest on trading securities                                719        764        706        547        361        435
- --------------------------------------------------------------------------------------------------------------------------
    Total interest income                                   720,731    718,561    726,374    727,944    723,701    695,271
Interest expense:
  Interest on deposits                                      247,650    257,282    265,050    262,652    259,633    238,124
  Interest on Federal funds purchased
    and other short-term borrowings                          61,728     58,709     63,921     77,862     81,880     80,846
  Interest on capital lease obligations                         944        946        971        972        975        978
  Interest on long-term debt                                 12,168     12,450     12,498     11,334     11,493     12,129
- --------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                  322,490    329,387    342,440    352,820    353,981    332,077
- --------------------------------------------------------------------------------------------------------------------------
    Net interest income                                     398,241    389,174    383,934    375,124    369,720    363,194
Provision for loan losses                                    19,365     26,217     26,451     12,391     10,171     10,743
- --------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses     378,876    362,957    357,483    362,733    359,549    352,451
Noninterest income:
  Trust fees                                                 53,835     52,807     52,226     50,444     51,902     45,670
  Service charges                                            63,647     60,351     59,760     58,822     57,832     55,234
  Mortgage banking revenues                                  22,241     21,639     20,421     20,344     16,689     23,248
  Credit card                                                10,861     15,553     16,184     16,200     14,404     14,695
  Investment banking revenues                                12,110     12,469     10,832     10,588     10,490     10,248
  Securities gains (losses), net                                871        477     11,034        938      3,005    (22,017)
  Other                                                      44,802     49,284     38,331     38,091     36,434     37,581
- --------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                208,367    212,580    208,788    195,427    190,756    164,659
- --------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Staff                                                     190,361    191,360    186,596    182,726    177,915    179,235
  Net occupancy                                              25,089     25,418     24,368     25,617     23,665     25,127
  Equipment                                                  30,365     30,232     31,123     28,335     28,520     28,726
  FDIC insurance                                              2,743      2,735      4,945      1,156     16,593     16,594
  Intangible amortization                                    10,071     10,272     11,268     11,121     10,756     10,610
  Advertising                                                12,427      9,894     11,705      9,752     11,495      9,914
  Merger expense                                                        42,414                              711     25,267
  Other                                                      87,039     87,166     98,776     92,778     86,405     79,026
- --------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                               358,095    399,491    368,781    351,485    356,060    374,499
- --------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                          229,148    176,046    197,490    206,675    194,245    142,611
Income tax expense                                           83,080     64,922     69,229     72,994     66,440     52,347
- --------------------------------------------------------------------------------------------------------------------------
  Net income                                               $146,068   $111,124   $128,261   $133,681   $127,805   $ 90,264
==========================================================================================================================
  Net income available to common shareholders              $144,318   $109,374   $126,407   $131,923   $126,043   $ 88,495
==========================================================================================================================
  Net income per share                                         $.92       $.69       $.81       $.84       $.80       $.57
==========================================================================================================================
  Dividends declared per share                                 $.37       $.37       $.37       $.37       $.34       $.34
==========================================================================================================================
Returns:
  Return on assets                                             1.44%      1.10%      1.27%      1.32%      1.27%       .90%
  Return on total equity                                      16.23      12.15      14.49      15.49      15.14      11.13
  Return on common equity                                     16.49      12.30      14.69      15.74      15.39      11.26
==========================================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                     1996                                          1995
- ----------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                  Second Quarter                 First Quarter                Fourth Quarter
- ----------------------------------------------------------------------------------------------------------------------------------
                                                    Income/  Yields/               Income/  Yields/              Income/  Yields/
Assets                                     Balance  Expense    Rates      Balance  Expense    Rates      Balance Expense    Rates
- ----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income            $24,355.1   $531.5     8.78%   $24,130.6   $530.3     8.84%   $24,184.4  $540.1     8.86%
Short-term investments                        81.3      1.3     6.48        121.1      1.9     6.36         92.4     1.5     6.61
Federal funds sold and securities
  purchased under resale agreements          476.3      6.3     5.33        845.2     11.7     5.53        796.9    11.6     5.80
Held to maturity securities:
  Taxable                                                                                                4,584.8    72.1     6.24
  Tax-exempt                                 994.6     24.5     9.89        917.4     22.3     9.79        891.4    21.4     9.52
- ----------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities          994.6     24.5     9.89        917.4     22.3     9.79      5,476.2    93.5     6.77
Available for sale securities             10,671.2    165.7     6.24     10,333.1    161.3     6.28      5,696.6    89.0     6.19
Trading securities                            48.2       .8     6.60         51.5       .8     6.55         49.2      .7     6.01
- ----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    36,626.7    730.1     8.02     36,398.9    728.3     8.05     36,295.7   736.4     8.05
Less reserve for loan losses                (468.4)                        (454.0)                        (463.9)
Cash and due from banks                    2,076.7                        2,093.5                        2,142.2
All other assets                           2,249.1                        2,313.8                        2,324.3
- ----------------------------------------------------------------------------------------------------------------------------------
  Total assets                           $40,484.1                      $40,352.2                      $40,298.3
==================================================================================================================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts           $13,262.8  $  98.7     2.99%   $13,247.8   $100.9     3.06%   $12,995.1  $103.5     3.16%
Time deposits                             11,156.5    148.9     5.37     11,486.5    156.4     5.47     11,574.1   161.5     5.54
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         24,419.3    247.6     4.08     24,734.3    257.3     4.18     24,569.2   265.0     4.28
Federal funds purchased and
  other short-term borrowings              4,674.6     61.7     5.31      4,354.2     58.7     5.42      4,449.4    63.9     5.70
Capital lease obligations                     38.6      1.0     9.84         38.9      1.0     9.77         39.2     1.0     9.82
Long-term debt                               616.6     12.2     7.94        616.2     12.4     8.13        599.4    12.5     8.27
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      29,749.1    322.5     4.36     29,743.6    329.4     4.45     29,657.2   342.4     4.58
Demand deposits                            6,532.8                        6,395.8                        6,544.7
All other liabilities                        601.7                          554.9                          555.0
- ----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                       36,883.6                       36,694.3                       36,756.9
Redeemable preferred stock                     1.0                            1.0                            1.0
Total stockholders' equity                 3,599.5                        3,656.9                        3,540.4
- ----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                 $40,484.1                      $40,352.2                      $40,298.3
==================================================================================================================================
Interest rate spread                                            3.66%                          3.60%                         3.47%
Effect of noninterest-bearing funds                              .82                            .81                           .84
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                  $407.6     4.48%               $398.9     4.41%              $394.0     4.31%
==================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are
recognized as income on a cash
basis when appropriate. Interest
income and yields are presented on
a fully-taxable equivalent basis
using the Federal statutory income
tax rate, net of nondeductible
interest expense. Such
adjustments by earning asset
category are as follows:
  Loans                                                $1.3                           $1.7                         $ 1.7
  Held to maturity securities                           7.8                            6.8                           7.1
  Available for sale securities                          .2                            1.1                           1.2
  Trading securities                                     .1                             .1
- ----------------------------------------------------------------------------------------------------------------------------------
    Total                                              $9.4                           $9.7                         $10.0
==================================================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                                   1995
- ----------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                  Third Quarter                 Second Quarter              First Quarter
- ----------------------------------------------------------------------------------------------------------------------------
                                           Income/  Yields/            Income/   Yields/             Income/  Yields/
Assets                                     Balance  Expense  Rates     Balance   Expense   Rates     Balance  Expense  Rates
- ----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income            $24,207.4   $541.8   8.88%  $23,859.1    $532.2   8.95%   $23,102.3   $500.8   8.79%
Short-term investments                        76.1      1.1   5.97        77.5       1.1   5.88         69.9      1.0   5.60
Federal funds sold and securities
  purchased under resale agreements          695.2     10.2   5.83       611.6       9.4   6.14        595.3      8.8   6.00
Held to maturity securities:
  Taxable                                  6,040.5     93.5   6.14     6,297.8      96.1   6.12      6,396.5     96.1   6.09
  Tax-exempt                                 862.5     20.8   9.58       856.3      20.9   9.78        846.2     21.0  10.06
- ----------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities        6,903.0    114.3   6.57     7,154.1     117.0   6.56      7,242.7    117.1   6.55
Available for sale securities              4,430.6     70.0   6.26     4,649.0      74.2   6.41      5,007.2     78.3   6.34
Trading securities                            32.8       .6   7.08        22.2        .4   6.87         29.2       .4   6.31
- ----------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    36,345.1    738.0   8.06    36,373.5     734.3   8.10     36,046.6    706.4   7.95
Less reserve for loan losses                (461.9)                     (460.1)                       (453.6)
Cash and due from banks                    2,274.4                     2,213.9                       2,251.6
All other assets                           2,365.7                     2,208.6                       2,149.7
- ----------------------------------------------------------------------------------------------------------------------------
  Total assets                           $40,523.3                   $40,335.9                     $39,994.3
============================================================================================================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts           $12,636.3   $100.4    3.15% $12,431.4    $ 99.0   3.20%   $12,331.8   $ 91.9   3.02%
Time deposits                             11,641.1    162.2    5.53   11,916.2     160.6   5.40     11,809.0    146.2   5.02
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         24,277.4    262.6    4.29   24,347.6     259.6   4.28     24,140.8    238.1   4.00
Federal funds purchased and
  other short-term borrowings              5,353.3     77.9    5.77    5,483.9      81.9   5.99      5,632.7     80.9   5.82
Capital lease obligations                     39.3      1.0    9.81       39.9       1.0   9.81         40.2      1.0   9.86
Long-term debt                               522.5     11.3    8.61      529.0      11.5   8.71        572.6     12.1   8.59
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      30,192.5    352.8    4.64   30,400.4     354.0   4.67     30,386.3    332.1   4.43
Demand deposits                            6,365.0                     6,139.3                       5,933.4
All other liabilities                        512.5                       419.0                         430.1
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                       37,070.0                    36,958.7                      36,749.8
Redeemable preferred stock                     1.1                         1.1                           1.1
Total stockholders' equity                 3,452.2                     3,376.1                       3,243.4
- ----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                 $40,523.3                   $40,335.9                     $39,994.3
============================================================================================================================
Interest rate spread                                           3.42%                       3.43%                        3.52%
Effect of noninterest-bearing funds                             .78                         .76                          .69
- ----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                  $385.2    4.20%              $380.3   4.19%               $374.3   4.21%
============================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are
recognized as income on a cash
basis when appropriate. Interest
income and yields are presented on
a fully-taxable equivalent basis
using the Federal statutory income
tax rate, net of nondeductible
interest expense. Such adjustments
by earning asset category are as
follows:
  Loans                                               $ 1.5                        $ 1.8                        $ 2.1
  Held to maturity securities                           6.9                          7.0                          7.0
  Available for sale securities                         1.6                          1.8                          2.0
  Trading securities                                     .1
- ----------------------------------------------------------------------------------------------------------------------------
    Total                                             $10.1                        $10.6                        $11.1
============================================================================================================================

Boatmen's Bancshares, Inc.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                               Six Months Ended June 30
- ----------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                                  1996                                  1995
- ----------------------------------------------------------------------------------------------------------------------
                                                              Income/     Yields/                   Income/    Yields/
Assets                                            Balance     Expense       Rates        Balance    Expense      Rates
- ----------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                   $24,242.8    $1,061.9        8.81%     $23,482.8   $1,033.0       8.87%
Short-term investments                              101.2         3.2        6.41           73.7        2.1       5.75
Federal funds sold and securities
  purchased under resale agreements                 660.7        17.9        5.46          603.5       18.2       6.07
Held to maturity securities:
  Taxable                                                                                6,346.9      192.1       6.11
  Tax-exempt                                        956.0        46.8        9.84          851.3       41.9       9.92
- ----------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities                 956.0        46.8        9.84        7,198.2      234.0       6.56
Available for sale securities                    10,502.2       327.0        6.26        4,827.1      152.5       6.37
Trading securities                                   49.9         1.6        6.58           25.6         .8       6.55
- ----------------------------------------------------------------------------------------------------------------------
  Total earning assets                           36,512.8     1,458.4        8.03       36,210.9    1,440.6       8.02
Less reserve for loan losses                       (461.2)                                (456.9)
Cash and due from banks                           2,085.1                                2,232.7
All other assets                                  2,281.4                                2,179.3
- ----------------------------------------------------------------------------------------------------------------------
  Total assets                                  $40,418.1                              $40,166.0
======================================================================================================================

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts                  $13,255.3    $  199.6        3.03%     $12,381.9   $  191.0       3.11%
Time deposits                                    11,321.5       305.3        5.42       11,862.9      306.8       5.21
- ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                24,576.8       504.9        4.13       24,244.8      497.8       4.14
Federal funds purchased and
  other short-term borrowings                     4,514.4       120.5        5.36        5,557.8      162.7       5.90
Capital lease obligations                            38.8         1.9        9.81           40.1        1.9       9.83
Long-term debt                                      616.4        24.6        8.03          550.7       23.6       8.65
- ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities             29,746.4       651.9        4.41       30,393.4      686.0       4.55
Demand deposits                                   6,464.3                                6,036.9
All other liabilities                               578.2                                  424.5
- ----------------------------------------------------------------------------------------------------------------------
  Total liabilities                              36,788.9                               36,854.8
Redeemable preferred stock                            1.0                                    1.1
Total stockholders' equity                        3,628.2                                3,310.1
- ----------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                        $40,418.1                              $40,166.0
======================================================================================================================
Interest rate spread                                                         3.62%                                3.47%
Effect of noninterest-bearing funds                                           .82                                  .73
- ----------------------------------------------------------------------------------------------------------------------
Net interest margin                                          $  806.5        4.44%                 $  754.6       4.20%
======================================================================================================================
Nonaccrual loans are included in
average balances and interest
payments on such loans are
recognized as income on a cash
basis when appropriate. Interest
income and yields are presented on
a fully-taxable equivalent basis
using the Federal statutory income
tax rate, net of nondeductible
interest expense. Such adjustments
by earning asset category are as
follows:
  Loans                                                         $ 3.0                                 $ 3.9
  Held to maturity securities                                    14.6                                  14.0
  Available for sale securities                                   1.3                                   3.8
  Trading securities                                               .2
- ----------------------------------------------------------------------------------------------------------------------
  Total                                                         $19.1                                 $21.7
======================================================================================================================

                     PART II. OTHER INFORMATION
                     --------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

        Registrant's Annual Meeting of Shareholders was held on April 23, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.
        At this annual meeting, the shareholders (1) elected management's five director nominees, (2) approved an amendment to the Registrant's Restated Articles of Incorporation increasing the authorized shares of Common Stock from 200,000,000 to 250,000,000, (3) approved an amendment to the Registrant's 1990 Stock Purchase Plan for Employees increasing the number of authorized shares of Common Stock issuable under the Plan and (4) approved the Registrant's 1996 Stock Incentive Plan. The amendment increasing the authorized shares has no effect on the rights of the holders of Common Stock. There was no solicitation in opposition to management's director nominees.
        Following is a tabulation of the voting for directors:

                                                  Voting Cast
                                         ------------------------------
        Nominee                             For               Withheld
        -------                             ---               --------
        Andrew B. Craig, III             125,996,260          1,457,162
        Russell W. Meyer, Jr.            126,016,870          1,457,162
        Albert E. Suter                  125,997,880          1,457,162
        Dwight D. Sutherland             125,679,326          1,457,162
        Theodore C. Wetterau             125,907,414          1,457,162

        With respect to the amendment to the Restated Articles of Incorporation, there were 119,535,738 shares voted "For" and 5,346,744 shares voted "Against", with 1,713,242 shares abstaining and 780,988 broker non-votes.
        With respect to the amendment to the 1990 Stock Purchase Plan for Employees, there were 114,101,123 shares voted "For" and 9,608,798 shares voted "Against", with 2,428,052 shares abstaining and 1,238,740 broker non-votes.
        With respect to the approval of the 1996 Stock Incentive Plan, there were 103,228,028 shares voted "For" and 20,352,444 shares voted "Against", with 2,587,501 shares abstaining and 1,208,740 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        3(a)  Restated Articles of Incorporation of the Corporation
        3(c)  Amended Bylaws of the Corporation
        10(p) Letter Agreement, dated May 17, 1996, supplementing Employment
              Agreement between the Corporation and Andrew B. Craig, III 10(q) Boatmen's Deferred Compensation Plan for Directors
        27    Boatmen's Bancshares, Inc. Financial Data
              Schedule for the Period Ended June 30, 1996.

  (b) Registrant filed a current report on Form 8-K dated May 3, 1996, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.



                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOATMEN'S BANCSHARES, INC.
                                    -------------------------------------------
                                                   (Registrant)
Date: August 9, 1996
      --------------

                                                /s/ JAMES W. KIENKER
                                    -------------------------------------------
                                    James W. Kienker, Executive Vice President
                                    and Chief Financial Officer
                                    (On behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)