Form 10-Q
period 1996-09-30
BOATMENS BANCSHARES INC /MO
filed 1996-11-13
CIK 40454

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ---------- to---------

Commission File number: 1-3750


                           BOATMEN'S BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Missouri                                   43-0672260
--------------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification Number)
   incorporation or organization)

  One Boatmen's Plaza, 800 Market Street, St. Louis, Missouri        63101
--------------------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)

                                  314-466-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes   X    No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
      Class of Common Stock                      as of October 31, 1996
--------------------------------------------------------------------------------
          $1 Par Value                                 154,660,111

                                     INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                          PAGE NO.
Item 1 - Financial Statements                                                 3

         Consolidated Balance Sheet
         September 30, 1996 and 1995 and December 31, 1995                    4

         Consolidated Statement of Income
         Three months and nine months ended September 30, 1996 and 1995       5

         Consolidated Statement of Changes in Stockholders' Equity
         Nine months ended September 30, 1996 and 1995                        6

         Consolidated Statement of Cash Flows
         Nine months ended September 30, 1996 and 1995                        7

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8-31



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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS


      The consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995 include the accounts of the Corporation and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the results of operations for the interim periods presented herein. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET

(dollars in thousands)                     September 30, 1996     September 30, 1995       December 31, 1995
------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                          $  2,232,618           $  2,205,700            $  2,611,765
Short-term investments                                 59,483                 61,249                  83,166
Securities:
  Held to maturity                                  1,028,881              6,802,763                 923,130
  Available for sale                               10,944,317              4,456,289              10,347,172
  Trading                                              54,946                 29,272                  58,361
Federal funds sold and securities purchased
  under resale agreements                             182,944                690,132               1,225,671
Loans, net of unearned income                      24,314,765             24,184,336              24,050,903
  Less reserve for loan losses                        472,161                461,352                 452,560
------------------------------------------------------------------------------------------------------------
  Loans, net                                       23,842,604             23,722,984              23,598,343
------------------------------------------------------------------------------------------------------------
Property and equipment                                776,366                802,170                 800,502
Other assets                                        1,571,794              1,496,884               1,475,379
------------------------------------------------------------------------------------------------------------
  Total assets                                   $ 40,693,953           $ 40,267,443            $ 41,123,489
============================================================================================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------
Liabilities:
Demand deposits                                  $  6,914,124           $  6,439,523            $  6,894,649
Retail savings deposits and interest-bearing
  transaction accounts                             13,006,473             12,558,120              13,510,720
Time deposits                                      10,641,042             11,543,491              11,572,768
------------------------------------------------------------------------------------------------------------
  Total deposits                                   30,561,639             30,541,134              31,978,137
------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchase agreements                       3,277,966              3,022,423               2,902,973
Short-term borrowings                               1,944,904              2,161,579               1,474,991
Capital lease obligations                              38,039                 39,373                  39,076
Long-term debt                                        606,148                524,282                 615,129
Other liabilities                                     683,526                509,015                 512,436
------------------------------------------------------------------------------------------------------------
  Total liabilities                                37,112,222             36,797,806              37,522,742
------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                949                  1,007                     961
------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock                                        94,671                 99,362                  99,324
Common stock ($1 par value; 250,000,000 shares
  authorized)                                         158,400                157,562                 158,068
Surplus                                             1,209,335              1,205,870               1,212,838
Retained earnings                                   2,332,005              2,071,651               2,137,176
Treasury stock, at cost                              (151,597)               (59,205)                (18,096)
Unrealized net appreciation (depreciation),
    available for sale securities                     (62,032)                (6,610)                 10,476
------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                        3,580,782              3,468,630               3,599,786
------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity     $ 40,693,953           $ 40,267,443            $ 41,123,489
============================================================================================================
Held to maturity securities, market value        $  1,062,445           $  6,785,734            $    973,801
Available for sale securities, amortized cost      11,050,447              4,467,128              10,330,233
Common stock, shares outstanding                  155,256,583            155,912,820             157,591,239
Treasury shares                                     3,143,773              1,648,866                 476,519
============================================================================================================


BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

                                                    Third quarter ended September 30   Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                 1996           1995              1996           1995
---------------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                 $523,691       $540,212        $1,582,485     $1,569,367
  Interest on short-term investments                            1,207          1,146             4,431          3,247
  Interest on Federal funds sold and securities purchased
    under resale agreements                                     3,196         10,218            21,135         28,383
  Interest on held to maturity securities
    Taxable                                                                   93,539                          285,689
    Tax-exempt                                                 16,254         13,915            48,458         41,783
---------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities              16,254        107,454            48,458        327,472
  Interest on available for sale securities                   174,378         68,367           500,026        217,104
  Interest on trading securities                                1,265            547             2,748          1,343
---------------------------------------------------------------------------------------------------------------------
    Total interest income                                     719,991        727,944         2,159,283      2,146,916
---------------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                        246,189        262,652           751,121        760,409
  Interest on Federal funds purchased and other
    short-term borrowings                                      63,679         77,862           184,116        240,588
  Interest on capital lease obligations                           941            972             2,831          2,925
  Interest on long-term debt                                   12,289         11,334            36,907         34,956
---------------------------------------------------------------------------------------------------------------------
    Total interest expense                                    323,098        352,820           974,975      1,038,878
---------------------------------------------------------------------------------------------------------------------
    Net interest income                                       396,893        375,124         1,184,308      1,108,038
Provision for loan losses                                      19,260         12,391            64,842         33,305
---------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses       377,633        362,733         1,119,466      1,074,733
---------------------------------------------------------------------------------------------------------------------
Noninterest income
  Trust fees                                                   52,926         50,444           159,568        148,016
  Service charges                                              63,238         58,822           187,236        171,888
  Mortgage banking revenues                                    23,286         20,344            67,166         60,281
  Credit card                                                  11,287         16,200            37,701         45,299
  Investment banking revenues                                  11,788         10,588            36,367         31,326
  Securities gains (losses), net                                  576            938             1,924        (18,074)
  Other                                                        53,164         38,091           147,250        112,106
---------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                  216,265        195,427           637,212        550,842
---------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Staff                                                       191,412        182,726           573,133        539,876
  Net occupancy                                                26,454         25,617            76,961         74,409
  Equipment                                                    30,541         28,335            91,138         85,581
  FDIC/SAIF insurance                                          26,326          1,156            31,804         34,343
  Intangible amortization                                       9,934         11,121            30,277         32,487
  Advertising                                                  10,844          9,752            33,165         31,161
  Merger expense                                               18,049                           60,463         25,978
  Other                                                        83,419         92,778           257,624        258,209
---------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                 396,979        351,485         1,154,565      1,082,044
---------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                            196,919        206,675           602,113        543,531
Income tax expense                                             71,590         72,994           219,592        191,781
---------------------------------------------------------------------------------------------------------------------
  Net income                                                 $125,329       $133,681        $  382,521     $  351,750
=====================================================================================================================
  Net income available to common shareholders                $123,596       $131,923        $  377,288     $  346,461
=====================================================================================================================
  Net income per share                                           $.79           $.84             $2.40          $2.21
=====================================================================================================================
  Dividends declared per share                                   $.42           $.37             $1.16          $1.05
=====================================================================================================================

Earnings per share amounts are based on weighted average shares outstanding after adjusting net income for dividends on preferred stock. For the nine months, average shares outstanding were 157,215,972 in 1996 and 156,577,693 in 1995. Preferred dividends declared totaled $5.2 million in 1996 and $5.3 million in 1995.

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                          Unrealized Net
                                                                                                           Appreciation,
                                                                                                          (Depreciation)
                            Preferred Stock      Common Stock                              Treasury Stock      Available
                            ----------------   ----------------                Retained  ------------------     for Sale
(in thousands)              Shares    Amount   Shares    Amount     Surplus    Earnings  Shares      Amount   Securities      Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995       250  $100,000  156,084  $156,084  $1,171,184  $1,886,199    (509)  $ (14,516)  $(134,521) $3,164,430
Net income                      --        --       --        --          --     351,750      --          --          --     351,750
Cash dividends declared:
  Common ($1.05 per share)      --        --       --        --          --    (135,144)     --          --          --    (135,144)
  Redeemable preferred          --        --       --        --          --         (58)     --          --          --         (58)
  By pooled company prior
  to merger--common             --        --       --        --          --     (25,764)     --          --          --     (25,764)
  By pooled company prior
  to merger--preferred          --        --       --        --          --      (5,232)                 --          --      (5,232)
Acquisition of treasury stock   --        --       --        --          --          --  (1,962)    (68,965)         --     (68,965)
Common stock issued pursuant
    to dividend reinvestment
    and employee plans          --        --      646       646      10,694          --     532      16,234          --      27,574
Common stock issued upon
  acquisition of subsidiaries   --        --      947       947      27,566          --     289       8,008          --      36,521
Adjustment for purchase of
    treasury stock--pooled
    companies                   --        --     (125)     (125)     (3,921)         --      --          --          --      (4,046)
Retirement of preferred stock   (1)     (500)      --        --          15         (98)     --          --          --        (583)
Common stock issued upon
  conversion of preferred
  stock                         --      (138)       5         5         133          --      --          --          --          --
Common stock issued upon
  conversion of convertible
  subordinated debentures       --        --        5         5          65          --       1          34          --         104
Adjustment of available for
  sale securities to market
  value                         --        --       --        --          --          --      --          --     127,911     127,911
Other, net                      --        --       --        --         134          (2)     --          --          --         132
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995    249  $ 99,362  157,562  $157,562  $1,205,870  $2,071,651  (1,649)  $ (59,205)  $  (6,610) $3,468,630
====================================================================================================================================
BALANCE, JANUARY 1, 1996       248  $ 99,324  158,068  $158,068  $1,212,838  $2,137,176    (477)  $ (18,096)  $  10,476  $3,599,786
Net income                      --        --       --        --          --     382,521      --          --          --     382,521
Cash dividends declared:
  Common ($1.16 per share)      --        --       --        --          --    (182,407)     --          --          --    (182,407)
  Preferred                     --        --       --        --          --      (5,183)     --          --          --      (5,183)
  Redeemable preferred          --        --       --        --          --         (50)     --          --          --         (50)
Acquisition of treasury stock             --       --        --          --          --  (4,476)   (203,851)         --    (203,851)
Common stock issued pursuant
  to dividend reinvestment
  and employee plans            --        --      325       325      (2,649)         --   1,232      47,454          --      45,130
Common stock issued upon
  acquisition of subsidiaries   --        --       --        --         621          --     431      17,076          --      17,697
Common stock issued upon
    conversion of preferred
    stock                       (8)   (4,653)       8         8      (1,303)         --     152       5,948          --          --
Common stock issued upon
  conversion of convertible
  subordinated debentures       --        --       --        --        (130)         --       6         224          --          94
Adjustment of available for
   sale securities to market
   value                        --        --       --        --          --          --      --          --     (72,508)    (72,508)
Other, net                      --        --       (1)       (1)        (42)        (52)    (12)       (352)         --        (447)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996    240  $ 94,671  158,400  $158,400  $1,209,335  $2,332,005  (3,144)  $(151,597)  $ (62,032) $3,580,782
====================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended September 30 (in thousands)                                                     1996              1995
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  $   657,895       $   554,032

Investing Activities:
  Net decrease in Federal funds sold and securities purchased under resale agreements        1,047,252           431,733
  Net increase in loans                                                                       (282,525)       (1,335,019)
  Proceeds from the sales of foreclosed property                                                21,457            30,170
  Proceeds from the maturity of held to maturity securities                                    101,877           764,771
  Purchases of held to maturity securities                                                     (90,942)         (377,940)
  Proceeds from the maturity of available for sale securities                                1,920,142           842,903
  Proceeds from the sales of available for sale securities                                     418,523           584,183
  Purchases of available for sale securities                                                (3,173,360)         (468,732)
  Net (increase) decrease in short-term investments                                             23,683           (16,033)
  Net increase in property and equipment                                                       (48,598)          (75,718)
  Net cash received from purchase acquisitions                                                   4,376             1,636
------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                           (58,115)         381,954
========================================================================================================================

Financing Activities:
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                                                374,993            35,108
  Net decrease in deposits                                                                  (1,485,394)         (825,868)
  Net increase (decrease) in short-term borrowings                                             459,913          (225,926)
  Payments on long-term debt                                                                    (1,515)          (77,594)
  Proceeds from the issuance of long-term debt                                                   2,534
  Payments on capital lease obligations                                                         (1,037)           (1,035)
  Cash dividends paid                                                                         (169,688)         (151,371)
  Acquisition of treasury stock                                                               (203,851)          (68,965)
  Purchase and retirement of preferred stock                                                                        (583)
  Common stock issued pursuant to dividend
    reinvestment and employee plans                                                             45,130            27,574
  Decrease in redeemable preferred stock                                                           (12)             (135)
------------------------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                                                     (978,927)       (1,288,795)
------------------------------------------------------------------------------------------------------------------------
Decrease in cash and due from banks                                                           (379,147)         (352,809)
Cash and due from banks at beginning of year                                                 2,611,765         2,558,509
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30                                                    $ 2,232,618       $ 2,205,700
========================================================================================================================

For the nine months ended September 30, 1996 and September 30, 1995, interest paid totaled $1.0 million in each period and income taxes paid totaled $224 million and $157 million, respectively. Loans transferred to foreclosed property totaled $14 million in 1996, and $9 million in 1995. Available for sale securities transferred to held to maturity totaled $95 million for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1: Summary of Selected Financial Information

                                                         Third quarter ended September 30         Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------------
(in millions except per share data)                        1996        1995    % change           1996          1995    % change
---------------------------------------------------------------------------------------------------------------------------------
Common Share Data
Net income                                                 $.79        $.84        (6.0)%       $ 2.40        $ 2.21         8.6 %
Net income before nonoperating items                        .96         .84        14.3           2.76          2.42        14.0
Dividends declared                                          .42         .37        13.5           1.16          1.05        10.5
Book value at period end                                                                         22.45         21.61         3.9
Tangible book value at period end                                                                19.75         18.93         4.3
Shares outstanding at period end                                                                 155.3         155.9         (.4)
Average shares outstanding                                                                       157.2         156.6          .4
---------------------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income                                      $396.9      $375.1         5.8%      $1,184.3      $1,108.0         6.9 %
Provision for loan losses                                  19.3        12.4        55.4           64.8          33.3        94.7
Noninterest income                                        216.3       195.4        10.7          637.2         550.8<F1>    15.7
Noninterest expense                                       397.0<F2>   351.5        12.9        1,154.6<F3>   1,082.0<F3>     6.7
Net income                                                125.3       133.7        (6.2)         382.5         351.8         8.7
Net income before nonoperating items                      152.5       133.7        14.1          439.1         385.2        14.0
---------------------------------------------------------------------------------------------------------------------------------
Financial Position at Period End
Total assets                                                                                 $40,694.0     $40,267.4         1.1 %
Loans                                                                                         24,314.8      24,184.3          .5
Securities                                                                                    11,973.2      11,259.1         6.3
Deposits                                                                                      30,561.6      30,541.1          .1
Long-term debt                                                                                   606.1         524.3        15.6
Stockholders' equity                                                                           3,580.8       3,468.6         3.2
---------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios
Before nonoperating items:
    Return on assets                                       1.51%       1.32%                      1.45%         1.27%
    Return on total equity                                16.81       15.49                      16.13         15.29
    Return on common equity                               17.08       15.74                      16.39         15.54
    Noninterest income/operating income                    34.7        33.7                       34.4          33.5
    Efficiency ratio                                       57.0        60.5                       57.9          61.7
After nonoperating items:
    Return on assets                                       1.24        1.32                       1.26          1.16
    Return on total equity                                13.81       15.49                      14.05         13.97
    Return on common equity                               14.00       15.74                      14.25         14.18
    Net interest margin                                    4.43        4.20                       4.44          4.20
    Noninterest income/operating income                    34.7        33.7                       34.4          32.6
    Efficiency ratio                                       63.7        60.5                       62.4          64.0
    Capital ratios:
        Equity to assets                                                                          8.80          8.61
        Risk-based capital:
          Tier I capital                                                                         11.29         11.04
          Total capital                                                                          13.82         13.75
        Tier I leverage ratio                                                                     8.21          7.86
---------------------------------------------------------------------------------------------------------------------------------
Asset Quality
Annualized net charge-offs to average loans                 .33%        .16%                       .26%          .15%
Loan reserve to net loans                                                                         1.94          1.91
Loan reserve to nonperforming loans                                                             227.81        271.42
Nonperforming loans to total loans                                                                 .85           .70
Nonperforming assets to total loans and
  foreclosed property                                                                              .98           .90
=================================================================================================================================

<F1>Includes a securities restructuring charge of $22.0 million.
<F2>Includes merger expenses of $18.1 million and SAIF assessment of $23.6 million.
<F3>Includes merger expenses of $60.5 million in 1996 and $26.0 million in
    1995, and SAIF assessment of $23.6 million in 1996.

ACQUISITION OVERVIEW
       Over the last several years the Corporation has made numerous acquisitions, thereby establishing leading market positions in Missouri, Arkansas, Kansas, New Mexico and Oklahoma, and sizable presences in southern Illinois, Iowa, western Tennessee and west Texas. The Corporation's geographic profile provides credit and economic risk diversification in that the operation is not significantly dependent on any major market, and currently the Corporation's major markets are experiencing satisfactory economic conditions. In 1995 and through the first nine months of 1996, the Corporation completed ten acquisitions in five states aggregating $12.1 billion in total assets. The Corporation's operations currently span nine states, with services delivered from approximately 650 branch locations and approximately 1,470 ATM's. A summary of the acquisitions consummated in 1996 and 1995 is provided in Table 2.
       On August 30, 1996, the Corporation announced a definitive merger agreement with NationsBank Corporation (NationsBank) in a transaction to be accounted for as a purchase. Under terms of the agreement, each share of the Corporation's common stock will be converted into the right to receive .6525 shares of NationsBank common stock or, at the election of the Corporation's common shareholder, an equivalent amount of cash. However, such cash consideration paid by NationsBank shall not exceed 40% of the aggregate consideration. At the date of announcement, the total indicated purchase price approximated $9.6 billion. The combined company will have total assets approximating $230 billion, serving more than 13 million customers in 16 states in the Midwest, Southwest, Southeast and Mid-Atlantic. The merger, which is subject to approval by the Corporation's and NationBank's shareholders and appropriate regulatory authorities, is expected to be completed early in the first quarter of 1997.

Table 2: Acquisitions--1996 and 1995
                                                                                                         Common    Accounting
                                            Date   State             Assets         Price         shares issued    method
-----------------------------------------------------------------------------------------------------------------------------
Completed
Dalhart Bancshares, Inc.                    1/95   Texas      $  .1 billion   $ 23 million stock     .7 million    Pooling
National Mortgage Company                   1/95   Tennessee     .2 billion    153 million stock    5.0 million    Pooling
Worthen Banking Corporation                 2/95   Arkansas     3.5 billion    595 million stock   17.1 million    Pooling
Salem Community Bancorp, Inc.               2/95   Illinois      .1 billion      8 million stock     .3 million    Purchase
West Side Bancshares, Inc.                  4/95   Texas         .1 billion     18 million stock     .6 million    Purchase
First National Bank in Pampa                5/95   Texas         .2 billion     42 million stock    1.4 million    Pooling
Citizens Bancshares Corporation            10/95   Arkansas      .2 billion     41 million stock    1.1 million    Purchase
Fourth Financial Corporation                1/96   Kansas       7.5 billion    1.2 billion stock   28.5 million    Pooling
Tom Green National Bank                     3/96   Texas         .1 billion      9 million stock     .2 million    Purchase
Canadian Bancshares, Inc.                   7/96   Texas         .1 billion      8 million stock     .2 million    Purchase
-----------------------------------------------------------------------------------------------------------------------------
  Total assets of completed transactions                      $12.1 billion
=============================================================================================================================

Table 3: Asset Distribution

September 30, 1996
(dollars in billions)         Assets        %  of total        Locations
------------------------------------------------------------------------
Missouri                       $17.7               43.5%             166
Kansas                           4.6               11.3               88
Arkansas                         4.5               11.0              132
Oklahoma                         4.4               10.8               95
New Mexico                       3.4                8.3               71
Texas                            2.4                5.9               43
Iowa                             1.1                2.7               22
Illinois                         1.0                2.5               23
Tennessee                        1.0                2.5               18
Credit card                       .6                1.5
------------------------------------------------------------------------
Total                          $40.7              100.0%             658
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

      The acquisitions of Fourth Financial in the first quarter of 1996, and Worthen, National Mortgage and Pampa in 1995, required recognition of pre-tax merger expenses, consisting primarily of obsolete equipment write-offs and estimated costs to close duplicate branches, severance and retention costs, and investment banking, legal and other professional fees. In the third quarter of 1996, the Corporation recognized merger-related expenses associated with the proposed merger with NationsBank totaling $18.1 million. Such expenses were comprised of costs related to stock compensation plans and investment banking fees. The major components of the merger expenses are quantified in Table 4. At September 30, 1996, the remaining accrued liability for merger-related expenses totaled approximately $29 million.

Table 4: Merger Expense
------------------------------------------------------------------------------------
Nine months ended September 30 (in millions)                        1996        1995
------------------------------------------------------------------------------------
Equipment and software write-offs, and branch closings             $17.9       $ 6.4
Compensation costs                                                  27.2         4.6
Investment banking, legal, and other professional fees               7.9         9.7
Other                                                                7.5         5.3
------------------------------------------------------------------------------------
Total                                                              $60.5       $26.0
====================================================================================

EARNINGS OVERVIEW
      Net income in 1996 and 1995 was impacted by merger-related expenses stemming from the aforementioned pooling acquisitions and the securities restructuring charge recognized by Fourth Financial in the first quarter of last year. In addition, in the third quarter of 1996, net income was impacted by merger-related expenses associated with the proposed merger with NationsBank and the one-time assessment to recapitalize the Savings
Association Insurance Fund (SAIF). For the nine months of 1996, net income before the impact of the merger expenses, SAIF assessment and securities restructuring charge (nonoperating items) increased to $439.1 million, up
14.0% from the same period of last year, and net income per common share was $2.76, an increase of 14.0%. For the third quarter, net income before nonoperating items increased to $152.5 million, up 14.1% from the same period last year, and net income per common share was $.96, an increase of 14.3%.
The earnings growth in the third quarter and nine months reflected higher net interest income and noninterest income, offset in part by increases in the provision for loan losses and slightly higher noninterest expense levels. On a year-to-date basis, net income in 1996 was reduced by after-tax merger expenses totaling $41.8 million or $.27 per common share, including $12.4 million or $.08 per common share recognized in the third quarter, and the after-
 ax SAIF assessment totaling $14.8 million or $.09 per common share. Net income in 1995 was reduced by after-tax merger expenses totaling $20.0 million or $.13 per common share and an after-tax securities restructuring charge of $13.4 million or $.08 per common share. Including nonoperating items, net income for the nine months increased 8.7% to $382.5 million, and net income per common share increased 8.6% to $2.40. For the third quarter of 1996, net income including nonoperating items was $125.3 million, or $.79 per common share, compared to $133.7 million or $.84 per common share in the third quarter of last year. The purchase acquisitions completed in 1995 and 1996 had no material impact on results of operations.
      For the third quarter, the return on average assets was 1.51% and the return on common equity was 17.08%, compared to 1.32% and 15.74%, respectively, for the same period last year. For the nine months, the return on average assets was 1.45% and the return on common equity was 16.39%, compared to 1.27% and 15.54%, respectively, in 1995. Including nonoperating items, the return on average assets and return on common equity were 1.26% and 14.25%, respectively, for the nine months of 1996, and 1.16% and 14.18%, respectively, in 1995. For the third quarter of 1996, the return on average assets and return on common equity including nonoperating items were 1.24% and 14.00%, respectively.
      Net interest income, on a fully-taxable equivalent basis, increased
5.6% over the third quarter of 1995 and 6.4% for the nine months, primarily due to an improvement in the net interest margin. The net interest margin was 4.43% for the third quarter of 1996 and 4.44% for the nine months, increases of 23 and 24 basis points from the prior year periods, respectively.
      Noninterest income before securities gains and losses increased 10.9% over the third quarter of 1995 and 11.7% for the nine months, due to growth in most major categories of fee based revenues, supplemented by gains resulting from sales of branch locations. Noninterest income in 1996 also included a $12.0 million gain from the consummation of a merchant processing credit card joint venture during the first quarter. Gains resulting from the sale of 10 branch locations, five of which were required to be sold under regulatory conditions of the Fourth Financial acquisition agreement, totaled approximately $19 million and were recognized in the second and third quarters of this year. Noninterest income in 1995 included gains of $7.9 million from the sale of mortgage loan servicing, a $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network, and a gain of $1.2 million on a branch divestiture.
      Noninterest expense, excluding nonoperating items, increased 1.1% from the third quarter of 1995 and 1.4% for the nine months. Including nonoperating items, noninterest expense increased 12.9% for the third quarter and 6.7% for the nine months. The efficiency ratio, before nonoperating items, improved to 57.9% for the nine months of 1996, compared to 61.7% for the prior year period.
      The provision for loan losses for the third quarter of 1996 totaled
$19.3 million, up from $12.4 million for the same period of last year. For the nine months, the provision for loan losses totaled $64.8 million, compared to $33.3 million in 1995. The year-to-date provision for loan losses exceeded net charge-offs by $18.1 million, and included an additional provision in the first quarter of approximately $9 million to conform Fourth Financial to the Corporation's loan reserve policies. For the nine months of 1996, net loan charge-offs were $46.7 million, compared to $26.7 million in the same period last year; and annualized net charge-offs as a percentage of average loans were .26% in 1996, compared to .15% in the same period last year and .27% for the full year 1995.
      Presented in Table 5 is an income statement analysis expressed on a per share basis for the three months and nine months ended September 30, 1996, compared to the same periods last year and the three months ended June 30, 1996. A more detailed discussion and analysis of the major factors impacting the comparability between periods is provided throughout this report.

Table 5: Earnings Per Share Analysis
                                                3rd Qtr. '96      3rd Qtr. '96           YTD '96
Per share                                   vs. 3rd Qtr. '95  vs. 2nd Qtr. '96       vs. YTD '95
------------------------------------------------------------------------------------------------
Net income per share prior period                      $ .84             $ .92             $2.21
------------------------------------------------------------------------------------------------
Net interest income                                      .14              (.01)              .49
Provision for loan losses                               (.04)                               (.20)
Noninterest income                                       .13               .05               .55
Noninterest expense                                     (.02)              .03              (.09)
Merger expense, pre-tax                                 (.12)             (.12)             (.22)
SAIF assessment, pre-tax                                (.15)             (.15)             (.15)
Income tax expense                                       .01               .07              (.18)
Impact of additional shares of common stock                                                 (.01)
------------------------------------------------------------------------------------------------
Net increase (decrease)                                 (.05)             (.13)              .19
------------------------------------------------------------------------------------------------
Net income per share current period                    $ .79             $ .79             $2.40
================================================================================================

NET INTEREST INCOME AND INTEREST RATE RISK MANAGEMENT

Table 6: Summary of Net Interest Income

                                              Third quarter ended September 30               Nine months ended September 30
------------------------------------------------------------------------------------------------------------------------------
(in millions)                               1996              1995      % change           1996            1995       % change
------------------------------------------------------------------------------------------------------------------------------
Average loans                          $24,096.5         $24,207.4           (.5)%    $24,193.7       $23,727.0            2.0%
Average earning assets                  36,483.0          36,345.1            .4       36,502.8        36,256.2             .7
Average core deposits                   27,035.7          26,840.8            .7       27,305.7        26,411.0            3.4
Average purchased funds                  6,301.3           6,880.4          (8.4)       6,119.9         7,234.4          (15.4)
Net interest income (FTE)                  406.7             385.2           5.6        1,213.2         1,139.8            6.4
Net interest margin                         4.43%             4.20%                        4.44%           4.20%
==============================================================================================================================

      Net interest income, on a fully-taxable equivalent basis, increased 5.6% over the third quarter of 1995 and 6.4% for the nine months, primarily due to an improvement in the net interest margin.
      The net interest margin for the third quarter of 1996 was 4.43%, compared to 4.20% for the same period last year and 4.48% for the second quarter of 1996. For the nine months, the net interest margin was 4.44%, compared to 4.20% in 1995. The increase in the net interest margin was primarily due to a decline in funding costs, coupled with a higher contribution from noninterest-bearing fund sources and interest recoveries on nonaccrual loans. The average yield on earning assets for the nine months was essentially unchanged from the same period last year; while the average rate paid on interest-bearing liabilities decreased 19 basis points. For the third quarter, the average yield on earning assets declined 10 basis points from the same period last year, but was more than offset by a decline in the rate paid on interest-bearing liabilities of 28 basis points. The increased contribution from noninterest-bearing fund sources reflects growth in escrow balances related to the mortgage servicing portfolio and lower deposit reserve positions maintained on certain classes of deposit liabilities.
      Average earning assets increased .7% for the nine months, as loan growth of 2.0% was partially offset by a decline in the securities portfolio. As a percentage of average earning assets, loans were 66.3% for the nine months of 1996, compared to 65.4% for the same period last year. Held to maturity and available for sale securities decreased 1.3% for the nine months, and represented 31.9% of average earning assets, down from 32.5% in 1995. In the third quarter of 1996, the earning asset mix shifted moderately as loans decreased .5% from the third quarter of last year, while the securities portfolio increased 5.8%. For the third quarter of 1996, loans represented 66.0% of average earning assets, compared to 66.6% for the same period last year. Held to maturity and available for sale securities represented 32.9% of average earning assets for the third quarter of 1996, compared to 31.1% during the same period last year. This increase reflects a temporary expansion of the securities portfolio in response to favorable market conditions.
      Interest rate risk is the extent to which net interest income may be affected by changes in market driven interest rates, and the Corporation assumes varying degrees of interest rate risk as part of its normal banking operations. It is the role of the asset/liability management committee to manage and control the level of interest rate risk contained in the balance sheet as well as off-balance sheet financial instruments. The Corporation's interest rate risk policy is to maintain a stable level of net interest income while also enhancing earnings potential through limited risk positioning based on the forecast of future interest rates. Interest rate risk exposure (earnings at risk exposure) is currently limited, by policy, to 5% of projected annual net income. Adherence to these risk limits is controlled and monitored through simulation modeling techniques that consider the impact that alternative interest rate scenarios will have on the Corporation's financial results. In its simulations, the Corporation estimates the impact on net interest income and net income resulting from various changes in market interest rates. Utilization of the simulation modeling results enables management to develop strategies to control the Corporation's overall interest rate risk exposure and to monitor specific risks associated with on-balance sheet financial instruments and off-balance sheet interest rate derivative contracts such as interest rate swaps and floors. Based on the current interest rate sensitivity position, the simulation model indicates that the earnings at risk exposure over the next 12 months is less than 3%, assuming a gradual 200 basis point increase in interest rates, and no active management of the balance sheet components in response to the interest rate increase.
      An effective asset/liability management function is required to address the interest rate risk inherent in the Corporation's core banking activities. If no other management action is taken, these core banking activities, which include lending and deposit products, result in an asset-sensitive position. Accordingly, the Corporation utilizes a variety of discretionary on- and off-balance sheet strategies to manage the overall interest rate sensitivity position. Asset securitizations and interest rate derivative contracts are effective mechanisms to manage interest rate risk due to the inherent advantages related to flexibility in product structure, size, liquidity, capital and market timing. The contribution of derivatives over time will expand or contract with movements in market rates; however, this risk cannot be viewed in isolation and it is controlled and monitored within the overall context of the aforementioned asset/liability management policies.

Table 7: Derivative Portfolio Activity

                                                          Interest Rate Swaps
                                        --------------------------------------------------------
(in millions)                           Receive Fixed       Pay Fixed    Basis Swaps       Total      Floors       Total
------------------------------------------------------------------------------------------------------------------------
Notional amount, December 31, 1995             $1,828           $ 879           $ 97     $ 2,804          --     $ 2,804
  Additions                                                                                   --       1,500       1,500
  Maturities                                     (639)           (876)           (85)     (1,600)                 (1,600)
------------------------------------------------------------------------------------------------------------------------
Notional amount, September 30, 1996            $1,189           $   3           $ 12     $ 1,204      $1,500     $ 2,704
========================================================================================================================
Average remaining maturity (years)                 .4              .1             .2          .4         2.5         1.6
Weighted average rate received                   5.51%           5.62%          6.31%       5.52%
Weighted average rate paid                       5.62            8.71           5.75        5.63
========================================================================================================================

Table 8: Derivative Portfolio

                                                                         Weighted                          Estimated
                                                                       Average Rate                 -----------------------
September 30, 1996                      Notional                 -------------------------          Maturity     Unrealized
(in millions)                             Amount                 Receive               Pay           (years)     Gain(Loss)
---------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Prime loan swaps:
    Receive fixed                         $1,089                    5.54%             5.61%               .4          $(3.6)
    Basis swaps                               12                    6.31              5.75                .2
---------------------------------------------------------------------------------------------------------------------------
      Total                                1,101                    5.55              5.61                .4           (3.6)
   Long-term debt swaps                      100                    5.18              5.69                --             .5
   Other                                       3                    6.87              7.86                .2             --
---------------------------------------------------------------------------------------------------------------------------
   Total interest rate swaps               1,204                    5.52%             5.63%               .4           (3.1)
Interest rate floors                       1,500                                                         2.5           (1.4)
---------------------------------------------------------------------------------------------------------------------------
Total                                     $2,704                                                         1.6          $(4.5)
===========================================================================================================================
                                                                         Weighted                          Estimated
                                                                       Average Rate                 -----------------------
September 30, 1995                      Notional                 -------------------------          Maturity     Unrealized
(in millions)                             Amount                 Receive               Pay           (years)     Gain(Loss)
---------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Prime loan swaps:
    Receive fixed                         $1,787                    5.64%             6.07%              1.2         $(23.7)
    Basis swaps                              127                    6.50              6.05                .5             .5
---------------------------------------------------------------------------------------------------------------------------
      Total                                1,914                    5.69              6.07               1.1          (23.2)
   Long-term debt swaps                      200                    4.87              5.99                .7            (.3)
   Bank note liability swaps                 850                    5.93              6.21                .7           (2.1)
   Other                                      30                    6.24              8.71                .6            (.6)
---------------------------------------------------------------------------------------------------------------------------
   Total                                  $2,994                    5.71%             6.13%              1.0         $(26.2)
===========================================================================================================================

      In 1996, $1.5 billion of interest rate floors were added and $1.6 billion of interest rate swaps matured such that at September 30, 1996, the notional value of interest rate derivative contracts totaled $2.7 billion.
The interest rate floors added in 1996 were purchased as a means to offset the potential impact of an implicit floor in the Corporation's administered-rate retail deposits in a low rate environment. The Corporation will receive interest payments on the floor contracts if the 3 year U.S. Treasury rate falls below 5.40%. The contracts are effective from April 1997 until April 1999. Interest rate swaps added in 1995 were executed as a means to convert a portion of the Corporation's variable rate bank notes to fixed rate instruments. Interest rate swaps executed in years prior to 1995 were undertaken to modify the interest rate sensitivity of the Corporation's prime-based loan portfolio, converting a portion of these loans to fixed rate instruments. Additionally, the Corporation has utilized swaps to convert a portion of its long-term fixed rate debt to a floating rate basis. Periodic correlation assessments are performed to ensure that the derivative instruments are effectively modifying the interest rate characteristics of the respective balance sheet items.
      As summarized in Table 7, the swap portfolio is primarily comprised of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate. As such, the contribution from the swap portfolio will decrease in a rising rate environment and increase in a falling rate environment. The average rate received at September 30, 1996, was 5.52% on a notional amount of $1.2 billion, compared to an average rate paid of 5.63%, and the average remaining maturity of the total portfolio was less than one year. The variable rate component of the interest rate swaps is based on LIBOR as of the most recent reset date. The interest rate swaps are not leveraged in that they reset in step with rate movements in the underlying index.
      The derivative portfolio had minimal impact on the Corporation's operating results in 1996, reducing net interest income by approximately $.8 million in the third quarter and $3.6 million for the nine months, resulting in reductions in the net interest margin of approximately 1 basis point in each period. In 1995, the derivative portfolio decreased net interest income by $3.2 million for the third quarter and $10.3 million for the nine months, reducing the margin by approximately 4 basis points. Based on interest rates at September 30, 1996, it is anticipated that the existing derivative portfolio will reduce net interest income by approximately $4 million in 1996.
      Table 8 provides information related to weighted average rates received and paid, unrealized gains(losses) and maturity profile of the major derivative programs in place at September 30, 1996, and September 30, 1995.
The derivative portfolio's estimated unrealized loss, based on dealer quotes, was $4.5 million at September 30, 1996, compared to an unrealized loss of $26.2 million at September 30, 1995. The Corporation's operating and liquidity position is not expected to be materially impacted by the unrealized loss inherent in the derivative portfolio.
      Approximately 91% of the interest rate swap portfolio is comprised of indexed amortizing swaps, whereby the maturity distribution could lengthen if interest rates increase from current levels. Assuming interest rates were to increase 200 basis points from their current levels, the average maturity distribution of the swap portfolio would extend by approximately two years, but in no event would any component of the swap portfolio extend beyond four years. The specific indexed amortizing swaps used by the Corporation have a minimum term which can potentially lengthen to a specified final maturity depending on the level of movement in interest rates. While the underlying characteristics of the specific indexed amortizing swaps used by the Corporation are similar to on-balance sheet mortgage-backed securities, prepayment and other risk factors are more predictable due to the structural features inherent in the swaps. Any future utilization of off-balance sheet financial instruments will be determined based upon the Corporation's overall interest rate sensitivity position and asset/liability management strategies.
      While the Corporation is primarily an end-user of derivative instruments, it also acts as an intermediary to meet the financial needs of its customers. Interest rate risk associated with this portfolio is controlled by entering into offsetting positions with third parties.
Including these offsetting positions, the notional amount of the customer interest rate derivative portfolio at September 30, 1996, totaled approximately $1.2 billion.


NONINTEREST INCOME

Table 9: Summary of Noninterest Income

                                                   Third quarter ended September 30           Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------
(in millions)                                      1996          1995       % change           1996        1995    % change
---------------------------------------------------------------------------------------------------------------------------
Trust fees                                       $ 52.9        $ 50.5            4.9%        $159.6      $148.0         7.8%
Service charges                                    63.2          58.8            7.5          187.2       171.9         8.9
Mortgage banking revenues                          23.3          20.3           14.5           67.2        60.3        11.4
Credit card                                        11.3          16.2          (30.3)          37.7        45.3       (16.8)
Investment banking revenues                        11.8          10.6           11.3           36.4        31.3        16.1
Other                                              53.2          38.1           39.6          147.2       112.1        31.3
---------------------------------------------------------------------------------------------------------------------------
  Noninterest income before
   securities gains (losses)                      215.7         194.5           10.9          635.3       568.9        11.7
Securities gains (losses), net                       .6            .9          (38.6)           1.9       (18.1)      110.6
---------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                       $216.3        $195.4           10.7%        $637.2      $550.8        15.7%
===========================================================================================================================
As % of operating income                           34.7%         33.7%                         34.4%       32.6%
As % of operating income before securities
  restructuring charge                             34.7          33.7                          34.4        33.5
Revenue per full-time equivalent employee
  (in thousands)                                 $121.2        $113.7                        $119.9      $110.3
===========================================================================================================================

      Noninterest income before securities gains and losses increased 10.9% over the third quarter of 1995 and 11.7% for the nine months, primarily due to growth in most major categories of fee-based revenues, supplemented by gains resulting from sales of certain branch locations. Noninterest income in 1996 also included a $12.0 million gain from the sale of credit card merchant contracts upon formation of a joint venture with a third party processor during the first quarter. Gains resulting from the sale of 10 branch locations, five of which were required to be sold under regulatory conditions of the Fourth Financial acquisition agreement, totaled $19 million for the nine months, of which approximately $10 million was recognized in the third quarter. Noninterest income in 1995 included a gain of $7.9 million from the sale of mortgage loan servicing, a $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network, and a gain of $1.2 million on a branch divestiture. Noninterest income as a percentage of operating revenues improved to 34.4% for the nine months of 1996, from 33.5% for the same period of last year, before the impact of the aforementioned securities restructuring charge.
      Trust fees increased 4.9% over the third quarter of 1995 and 7.8% for the nine months, primarily due to increases in pension/institutional fees and in the personal trust line of business. This growth was due to new customer accounts and favorable equity financial markets resulting in an increase in market values of trust assets on which some fees are based. Trust assets under management totaled $42.7 billion at September 30, 1996.

Table 10: Trust Fees by Component

                                     Third quarter ended September 30                   Nine months ended September 30
------------------------------------------------------------------------------------------------------------------------
(in millions)                     1996            1995          % change              1996           1995       % change
------------------------------------------------------------------------------------------------------------------------
Personal trust                   $31.8           $30.8               3.2%           $ 95.9         $ 92.3            3.9%
Pension and institutional         15.1            14.7               2.7              46.3           42.0           10.2
Corporate trust                    3.0             3.1              (3.2)              9.6            9.3            3.2
Mutual funds                       3.0             1.9              57.9               7.8            4.4           77.3
------------------------------------------------------------------------------------------------------------------------
  Total                          $52.9           $50.5               4.9%           $159.6         $148.0            7.8%
========================================================================================================================

      Service charge income totaled $63.2 million in the third quarter of 1996 and $187.2 million for the nine months, increases of 7.5% and 8.9% over the prior year periods, respectively. This growth reflected increases in fees from both retail and corporate customers. Credit card income decreased 30.3% from the third quarter of last year and 16.8% for the nine months due to the sharing of merchant processing income upon the formation of a joint venture with a third party processor late in the first quarter of 1996. Investment banking revenues increased 11.3% over the third quarter of 1995 and 16.1% for the nine months, primarily due to increased sales volume within the retail sector.
      Mortgage banking revenues totaled $23.3 million in the third quarter of 1996 and $67.2 million for the nine months, increases of 14.5% and 11.4% from the prior year periods, respectively. Mortgage banking revenues in the first quarter of 1995 included a $7.9 million gain on the sale of approximately $700 million of mortgage servicing. Excluding this gain, mortgage banking revenues increased 28.2% for the nine months, primarily due to higher production volume resulting in increased origination fees and gains on sales of loans. The servicing portfolio increased to $20.0 billion at September 30, 1996, from $19.1 billion at September 30, 1995, primarily due to acquisitions of no-cost contract servicing agreements, supplemented by internal growth. Retail and correspondent loan originations totaled approximately $1.4 billion in the nine months of 1996, compared to $1.0 billion in the prior year. At September 30, 1996, mortgage servicing rights totaled $78.5 million, with a fair value of approximately $106.2 million. Mortgage servicing rights are stratified by loan type and interest rate for purposes of impairment measurement. An impairment loss is recognized to the extent the unamortized mortgage servicing rights for each stratum exceed the current market value. During 1995 and through the first nine months of 1996, no impairment valuation writedowns were required. Table 11 summarizes the components of mortgage banking revenues.

Table 11: Summary of Mortgage Banking Revenues

                                           Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------
(in millions)                                  1996                 1995                    1996                 1995
---------------------------------------------------------------------------------------------------------------------
Servicing fees<F1>                            $14.3                $14.3                   $40.6                $41.4
Late fees                                       2.8                  2.7                     8.8                  7.7
Gains (losses) on sales of loans                3.2                   .5                     8.2                 (1.5)
Origination fees                                3.0                  2.8                     9.6                  4.8
Gain on sale of mortgage servicing rights                                                                         7.9
---------------------------------------------------------------------------------------------------------------------
  Total mortgage banking revenues             $23.3                $20.3                   $67.2                $60.3
=====================================================================================================================

<F1> Net of mortgage servicing rights amortization.

      For the nine months of 1996, securities gains totaled $1.9 million, compared to securities losses of $18.1 million in 1995 when Fourth Financial sold approximately $425 million of fixed rate securities in the first quarter of last year as a means to realign its balance sheet to reduce interest rate sensitivity.
      Other noninterest income increased $35.1 million or 31.3% over the nine months of 1995 primarily due to the aforementioned gains from the divestiture of branch locations and the sale of credit card merchant contracts upon formation of the joint venture with a third party processor. Other noninterest income in 1996 also reflected increases in electronic banking revenues, investment appreciation in bank owned life insurance, higher syndication fees and servicing income from securitized loans. Other noninterest income in 1995 included the aforementioned $4.9 million gain from the sale of an ownership interest in a regional electronic funds transfer network and a branch divestiture gain of $1.2 million.

NONINTEREST EXPENSE

Table 12: Summary of Noninterest Expense

                                             Third quarter ended September 30              Nine months ended September 30
---------------------------------------------------------------------------------------------------------------------------
(in millions)                                  1996     1995       % change              1996           1995       % change
---------------------------------------------------------------------------------------------------------------------------
Staff expense                                $191.4   $182.7            4.8%         $  573.1       $  539.9            6.2%
Occupancy                                      26.5     25.6            3.3              77.0           74.4            3.4
Equipment                                      30.5     28.3            7.8              91.1           85.6            6.5
FDIC/SAIF insurance                            26.3      1.2                             31.8           34.3           (7.4)
Credit card                                     3.1      4.6          (32.6)             10.6           12.2          (13.1)
Printing, postage, paper                       14.8     14.7             .7              45.8           44.0            4.1
Intangible amortization                         9.9     11.1          (10.7)             30.3           32.5           (6.8)
Professional fees                               7.3      6.8            7.4              22.5           19.7           14.2
Federal Reserve processing charges              2.9      2.9                              8.6            8.8           (2.3)
Advertising                                    10.8      9.8           11.2              33.2           31.2            6.4
Communications                                  9.3      8.2           13.4              27.2           23.7           14.8
Merger expense                                 18.0                                      60.5           26.0          132.7
Other                                          46.2     55.6          (16.9)            142.9          149.7           (4.5)
---------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                  $397.0   $351.5           12.9%         $1,154.6       $1,082.0            6.7%
===========================================================================================================================

Efficiency ratio before nonoperating items     57.0%    60.5%                            57.9%          61.7%
Number of full-time equivalent employees                                               20,342         20,303
===========================================================================================================================

      Noninterest expense levels in both 1996 and 1995 include various nonoperating items which have distorted expense trends. Excluding nonoperating items, noninterest expense increased 1.1% from the third quarter of 1995, and 1.4% for the nine months. Noninterest expense in 1996 includes merger expenses totaling approximately $42.4 million resulting from the first quarter acquisition of Fourth Financial, and merger expenses totaling approximately $18.1 million in the third quarter associated with the pending NationsBank merger. In addition, noninterest expense includes a one-time assessment of $23.6 million recognized in the third quarter of 1996 for the recapitalization of the SAIF. In 1995, noninterest expense included $26.0 million of merger expenses primarily related to the acquisitions of Worthen and National Mortgage. The efficiency ratio before nonoperating items improved to 57.9% for the nine months of 1996, compared to 61.7% for the prior year period. Including nonoperating items, noninterest expense increased 12.9% from the third quarter of 1995 and 6.7% for the nine months.
      Staff expense, which represents approximately 50% of total noninterest expense, increased 4.8% from the third quarter of 1995 and 6.2% for the nine months, primarily due to higher costs associated with employee benefit and incentive compensation plans, normal merit increases and additional staff from purchase acquisitions. The number of full-time equivalent employees
(FTE's) was 20,342 at September 30, 1996, down from 20,629 at June 30, 1996. Staffing levels are expected to continue to decline from existing levels through consolidation and integration of duplicate functions at Fourth
Financial over the balance of the year and through implementation of a hiring freeze upon announcement of the pending NationsBank merger.
      FDIC/SAIF insurance expense, including the one-time SAIF assessment, totaled $31.8 million for the nine months of 1996, compared to $34.3 million in the prior year period. Excluding the one-time SAIF charge, assessments decreased $26.1 million on a year-to-year basis, reflective of action taken by the FDIC in 1995 which reduced the rate paid by most financial institutions from 23 cents per $100 of insured deposits to a $2,000 minimum per bank. As a result of the Omnibus Appropriations Package signed into law on September 30, 1996, effective January, 1997, banking and thrift institutions will also share in FICO assessments based on a pre-determined formula. BIF-insured institutions will pay at an annual rate of 1.29 cents for every $100 in domestic deposits and SAIF-insured institutions will pay at an annual rate of
6.44 cents per $100 of domestic deposits.


TAXES
      The Corporation's effective tax rate was 36.5% for the nine months of 1996, compared to 35.3% for the same period of last year. The Corporation's effective tax rate reflects nondeductible merger expenses associated with pooling-of-interests acquisitions, a continued decline in the amount of tax-exempt income as a percentage of operating income and increased state income taxes. Excluding the impact of the nondeductible merger expenses, the effective tax rate was 36.0% in 1996 and 34.7% in 1995.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

Table 13: Summary of Reserve for Loan Losses

                                              Third quarter ended September 30      Nine months ended September 30
------------------------------------------------------------------------------------------------------------------
(in millions)                                           1996              1995              1996              1995
------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                          $472.0            $457.2            $452.6            $449.5
Loans charged off:
    Commercial                                          (8.3)             (6.0)            (23.1)            (16.9)
    Real estate:
        Commercial real estate                           (.5)              (.4)             (2.7)             (2.2)
        Construction                                     (.1)                                (.7)              (.4)
        1-4 family residential                           (.4)              (.5)             (1.8)             (1.4)
    Consumer:
        Credit card                                     (6.5)             (7.0)            (20.9)            (19.8)
        Other                                          (14.8)            (10.8)            (40.3)            (26.5)
------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                  (30.6)            (24.7)            (89.5)            (67.2)
------------------------------------------------------------------------------------------------------------------
Recoveries on loans previously charged off:
    Commercial                                           4.9               7.0              19.7              16.7
    Real estate:
        Commercial real estate                            .8               1.4               5.8               5.9
        Construction                                      .2                .9                .5               1.9
        1-4 family residential                            .4                .7               1.6               1.8
    Consumer:
        Credit card                                       .8               1.4               2.6               3.5
        Other                                            3.8               3.6              12.6              10.7
------------------------------------------------------------------------------------------------------------------
       Total recoveries                                 10.9              15.0              42.8              40.5
------------------------------------------------------------------------------------------------------------------
       Net charge-offs                                 (19.7)             (9.7)            (46.7)            (26.7)
------------------------------------------------------------------------------------------------------------------
       Provision for loan losses                        19.3              12.4              64.8              33.3
       Loan reserve from acquisitions                     .6               1.5               1.5               5.3
------------------------------------------------------------------------------------------------------------------
Balance, end of period                                $472.2            $461.4            $472.2            $461.4
==================================================================================================================
Annualized net charge-offs as % of average loans         .33%              .16%              .26%              .15%
At end of period:
  Loan reserve as % of net loans                                                            1.94              1.91
  Loan reserve as % of nonperforming loans                                                227.81            271.42
==================================================================================================================

Table 14: Summary of Nonperforming Assets

(in millions)                                               September 30, 1996    December 31, 1995   September 30, 1995
------------------------------------------------------------------------------------------------------------------------
Nonaccrual                                                              $164.0               $165.4               $124.0
Restructured                                                               2.4                  8.0                  7.2
Past due 90 days or more                                                  40.8                 37.4                 38.8
------------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                              207.2                210.8                170.0
------------------------------------------------------------------------------------------------------------------------
Foreclosed property                                                       33.2                 35.1                 49.9
========================================================================================================================
  Total nonperforming assets                                            $240.4               $245.9               $219.9
========================================================================================================================
Nonperforming loans as % of total loans                                    .85%                 .87%                 .70%
Nonperforming assets as % of total loans and foreclosed property           .98                 1.02                  .90
Nonperforming assets as % of total assets                                  .59                  .60                  .55
Loan reserve as % of nonperforming loans                                227.81               214.70               271.42
========================================================================================================================

      The provision for loan losses totaled $19.3 million in the third quarter of 1996, compared to $12.4 million in the same period last year. Net charge-offs in the third quarter totaled $19.7 million, compared to $9.7 million in the same period last year. For the nine months, the provision for loan losses totaled $64.8 million, compared to $33.3 million in 1995. The year-to-date provision for loan losses exceeded net charge-offs by $18.1 million, due to recognition of an additional provision in the first quarter totaling approximately $9 million to conform Fourth Financial to the Corporation's loan reserve policies, coupled with management's intent to maintain the loan reserve coverage at targeted levels as the loan portfolio expands.
      The reserve for loan losses represented 228% of nonperforming loans at September 30, 1996, compared to 215% at Decem-ber 31, 1995, and 271% at September 30, 1995. The reserve for loan losses as a percentage of net loans was 1.94%, compared to 1.91% at September 30, 1995, and 1.88% at year-end 1995. Net loan charge-offs for the nine months of 1996 totaled $46.7 million, compared to $26.7 million for the same period of 1995. The increase in net loan charge-offs in 1996 is primarily due to higher loan losses experienced within the consumer loan portfolio. Annualized net charge-offs as a percentage of average loans were .26% for the nine months of 1996, compared to .15% for the same period last year, and .27% for all of 1995.
      Nonperforming assets, which include nonperforming loans and foreclosed property, declined $15.8 million from June 30, 1996, and $5.5 million from year-end 1995, but were up $20.5 million or 9.3% from September 30, 1995. The decrease from June 30, 1996 reflects a recent sale of a large nonperforming loan, partially offset by other loans migrating to nonaccrual status. The increase from September 30, 1995, was due to an adjustment to conform Fourth Financial to the Corporation's nonaccrual policies and net increases at other banking units as illustrated in Table 15. As a percent of total loans and foreclosed property, nonperforming assets were .98% at September 30, 1996, compared to .90% at September 30, 1995, and 1.02% at December 31, 1995. As a percentage of total assets, nonperforming assets were .59% at September 30, 1996, compared to .55% at September 30, 1995, and .60% at December 31, 1995. Nonperforming loans at September 30, 1996, were $207.2 million or .85% of total loans, compared to .87% at December 31, 1995, and .70% at September 30, 1995.

Table 15: Nonperforming Assets by Banking Unit

                                       September 30, 1996                      December 31, 1995         September 30, 1995
---------------------------------------------------------------------------------------------------------------------------
                                                     % of                                   % of                       % of
                                                    Total                                  Total                      Total
(in millions)                  Amount              Assets               Amount            Assets         Amount      Assets
---------------------------------------------------------------------------------------------------------------------------
Missouri                       $ 87.5                 .49%              $ 99.7              . 57%        $ 79.3         .46%
Oklahoma                         52.3                1.19                 41.7               .95           41.6         .97
New Mexico                       22.1                 .65                 25.9               .78           27.6         .84
Kansas                           20.3                 .44                 17.4               .34           22.1         .43
Arkansas                         21.6                 .48                 22.9               .48           19.2         .45
Iowa                             12.3                1.12                 12.9              1.08            5.5         .46
Texas                             6.5                 .27                  8.6               .37            9.7         .44
Illinois                          6.0                 .60                  4.9               .45            4.6         .42
Tennessee                         4.6                 .46                  4.9               .54            3.7         .41
Credit Card                       7.2                1.20                  7.0              1.40            6.6        1.32
---------------------------------------------------------------------------------------------------------------------------
Total                          $240.4                 .59%              $245.9               .60%        $219.9         .55%
===========================================================================================================================

      As part of management's overall portfolio analysis, ongoing credit quality reviews are performed to evaluate risk inherent in the portfolio and potential risk that may develop in the future. A critical element in assessing portfolio risk is the level of criticized loans. The Corporation's internal risk rating system designates specific credits as criticized loans, which include all nonperforming loans and other loans which contain features presenting more than the normal risk of collectibility. Criticized and classified assets from regulatory examinations are an integral component of the risk rating system. As displayed in Table 16, criticized loans totaled $956.4 million or 3.92% of loans at September 30, 1996, compared to $868.9 million or 3.60% of loans at December 31, 1995. The increase from year end primarily reflects application of the Corporation's credit administration classification criteria to Fourth Financial's loan portfolio. Management carefully analyzes changes and trends in both nonperforming and criticized loans in assessing the risk characteristics of the loan portfolio. Delinquency trends are another tracking mechanism used by management to assess portfolio risk. As illustrated in Table 17, consumer loan delinquencies gradually trended upward through 1995 as the industry experienced some moderate deterioration in consumer credit. Credit risk associated with the consumer loan portfolio, which is primarily comprised of credit card, home equity and direct/indirect installment loans, is controlled through the use of standardized credit scoring techniques and consistent adherence to standard underwriting policies throughout the Corporation's nine state region. Annualized net loan losses from the consumer loan portfolio expressed as a percentage of the related average loan balances were .96% for the nine months of 1996 and .70% in the same period of last year, and included credit card losses of 4.02% and 3.40%, respectively. Credit card loan losses totaled $5.7 million in the third quarter of 1996, essentially unchanged from the second quarter level and were down $1.3 million from the first quarter.

Table 16: Loans Designated as Criticized Loans by Internal Risk Rating
System

                                                              Criticized Loans
------------------------------------------------------------------------------------------------
(in millions)                            Nonperforming           Performing                Total
------------------------------------------------------------------------------------------------
1995
March 31                                        $170.7               $598.7               $769.4
June 30                                          169.8                646.2                816.0
September 30                                     170.0                693.9                863.9
December 31                                      210.8                658.1                868.9
================================================================================================
1996
March 31                                        $226.9               $741.5               $968.4
June 30                                          220.3                731.1                951.4
September 30                                     207.2                749.2                956.4
================================================================================================
As % of loans at September 30, 1996                .85%                3.07%                3.92%
================================================================================================

Table 17: Consumer Loan Delinquency Trend

                                           Past Due 30 Days or More                Past Due 90 Days or More
------------------------------------------------------------------------------------------------------------
As a % of outstandings         Credit Card Loans              Installment Loans            Residential Loans
------------------------------------------------------------------------------------------------------------
1995
March 31                                    3.08%                           .92%                         .36%
June 30                                     3.45                           1.12                          .41
September 30                                3.72                           1.42                          .44
December 31                                 3.75                           1.68                          .44
1996
March 31                                    3.34%                          1.21%                         .50%
June 30                                     3.16                           1.38                          .56
September 30                                3.45                           1.45                          .58
============================================================================================================

      At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan," totaled approximately $141.2 million and consisted of nonaccrual and restructured commercial, commercial real estate, and real estate construction loans. At September 30, 1996, the reserve for loan losses included approximately $2.8 million allocated to $12.8 million of impaired loans. It is the Corporation's policy to discontinue the accrual of interest on loans when the full collectibility of principal or interest is doubtful. Nonaccrual loans are reduced by the direct application of interest receipts to loan principal, for accounting purposes only. If the principal amount of the loan is well collateralized, interest income on such loans may be recognized in the periods in which payments are received. Interest income recognized on impaired loans for the nine months of 1996 was less than $1 million.


SEGREGATED ASSETS
      As part of the regulatory-assisted acquisition of Missouri Bridge Bank, N.A. on April 23, 1993, the Corporation entered into a loss-sharing arrangement with the FDIC with respect to approximately $950 million in multi-family residential, commercial real estate, construction, and commercial and industrial loans. During the first five years, the FDIC will reimburse the Corporation for 80 percent of the first $92.0 million of net charge-offs on these loans, after which the FDIC will increase its reimbursement coverage to 95 percent of additional charge-offs. During this period, and for two years thereafter, the Corporation is obligated to pay the FDIC 80 percent of all recoveries on charged-off loans.
      The Corporation has designated certain loans covered under the loss-sharing arrangement which possess more than the normal risk of collectibility as segregated assets. These loans have the same characteristics as nonaccrual loans and foreclosed properties. At September 30, 1996, segregated assets totaled $57.2 million, net of a $12.8 million credit valuation allowance, down from $131.8 million a year ago, and are classified as other assets for reporting purposes. At September 30, 1996, segregated assets consisted of $11.4 million of commercial loans, $7.7 million of industrial revenue bond loans, $44.9 million of commercial real estate related loans and $6.0 million of foreclosed property. All other loans covered under the loss-sharing arrangement are included in the loan portfolio and totaled $150.3 million at September 30, 1996. Net charge-offs of $.5 million, representing the Corporation's share of losses on the segregated asset pool, were recognized in the first nine months of 1996. The valuation allowance represents the Corporation's share of estimated losses upon ultimate liquidation of the portfolio. The Corporation's primary purpose in managing a portfolio of this nature is to provide ongoing collection and control activities on behalf of the FDIC. Accordingly, these assets do not represent loans made in the ordinary course of business and, due to the underlying nature of this liquidating asset pool, are excluded from the Corporation's nonperforming asset statistics. At September 30, 1996, $60.4 million of segregated assets were accorded classification treatment consistent with nonaccrual reporting, $6.0 million represented foreclosed property, and the balance of $3.6 million were past due 90 days or more. The Corporation's operating results and cash flow position are not expected to be materially affected by the ongoing collection activities associated with managing the loans subject to the loss-sharing arrangement. Segregated assets income totaled $4.4 million in the nine months of 1996 and $8.7 million in the same period of 1995.
      A summary of activity regarding segregated assets is provided in Table 18.

Table 18: Segregated Assets

September 30, 1996 (in millions)         Principal balance        Allowance for losses      Principal balance, net
------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                          $116.6                       $13.3                      $103.3
Charge-offs                                           (5.9)                       (1.2)
Recoveries                                             3.3                          .7
Net transfers                                        (15.2)
Payments on segregated assets                        (28.8)
------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                         $ 70.0                       $12.8                      $ 57.2
==================================================================================================================

LOAN PORTFOLIO

      At September 30, 1996, loans totaled $24.3 billion, an increase of .5% over the same period of last year, and were up 1.1% from December 31, 1995. Excluding the $300 million auto-loan securitization sale completed in the third quarter of 1996, loans were up 1.8% from the third quarter of last year, and 2.3% from year end 1995. Loan growth from September 30, 1995, was primarily due to increases in consumer loans, partially offset by decreases in residential loans. The increase in consumer loans was due primarily to indirect installment loan growth, as well as increases in home equity loans. The decline in 1-4 family residential loans primarily reflects sales of current loan production through secondary markets.
      The majority of the Corporation's loans are made within its natural trade territory. The portfolio is highly diversified with originations stemming from the Corporation's nine state area, and the portfolio is well balanced between wholesale and consumer lending. The Corporation's geographic profile provides credit and economic risk diversification in that the Corporation is not solely dependent on any major market. All of the Corporation's major markets are currently experiencing satisfactory economic conditions and unemployment rates. Table 19 summarizes the loan portfolio by banking location and Table 21 presents the major loan classifications based upon Management's internal classification criteria. In addition, Table 15 summarizes the nonperforming asset trends experienced throughout the Corporation's regions.

Table 19: Loan Portfolio Distribution

                                    September 30, 1996                   December 31, 1995              September 30, 1995
--------------------------------------------------------------------------------------------------------------------------
                                                  % of                                % of                            % of
                                                 Total                               Total                           Total
(in millions)                   Amount<F1>       Loans           Amount<F1>          Loans         Amount<F1>        Loans
--------------------------------------------------------------------------------------------------------------------------
Missouri                         $11,225.8        46.2%           $10,524.2           43.7%         $10,646.0         44.0%
Arkansas                           2,758.8        11.3              2,745.8           11.4            2,598.0         10.7
Oklahoma                           2,473.3        10.2              2,597.6           10.8            2,671.4         11.0
Kansas                             2,396.6         9.8              2,683.2           11.2            2,747.7         11.4
New Mexico                         1,431.3         5.9              1,447.3            6.0            1,468.5          6.1
Texas                              1,116.5         4.6              1,087.6            4.5            1,061.7          4.4
Tennessee                            931.6         3.8                784.1            3.3              773.1          3.2
Illinois                             751.7         3.1                788.4            3.3              799.5          3.3
Iowa                                 622.6         2.6                718.1            3.0              749.7          3.1
Credit card                          606.6         2.5                674.6            2.8              668.7          2.8
--------------------------------------------------------------------------------------------------------------------------
    Total                        $24,314.8       100.0%           $24,050.9          100.0%         $24,184.3        100.0%
==========================================================================================================================

<F1> Net of unearned income.

Table 20: Summary of Loan Portfolio

(in millions)                                         September 30, 1996        December 31, 1995        September 30, 1995
---------------------------------------------------------------------------------------------------------------------------
Commercial                                                     $11,951.2                $11,834.5                 $11,997.4
Real estate mortgage                                             4,325.9                  4,565.3                   4,786.1
Real estate construction                                         1,118.1                  1,107.7                   1,067.3
Consumer                                                         6,586.5                  6,284.1                   6,091.6
Lease financing                                                    391.8                    325.4                     306.0
---------------------------------------------------------------------------------------------------------------------------
  Total domestic loans                                          24,373.5                 24,117.0                  24,248.4
Foreign loans                                                       23.3                     20.9                      26.0
---------------------------------------------------------------------------------------------------------------------------
  Total loans, before deduction of unearned income              24,396.8                 24,137.9                  24,274.4
Less unearned income                                                82.0                     87.0                      90.1
---------------------------------------------------------------------------------------------------------------------------
  Total loans, net of unearned income                          $24,314.8                $24,050.9                 $24,184.3
===========================================================================================================================

Table 21: Composition of Loan Portfolio

                                                 September 30, 1996               December 31, 1995            September 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
                                                               % of                            % of                          % of
                                                              Total                           Total                         Total
(in millions)                                     Amount      Loans               Amount      Loans               Amount    Loans
---------------------------------------------------------------------------------------------------------------------------------
Real estate:
  1-4 family residential                       $ 4,325.9       17.7%           $ 4,565.3       18.9%           $ 4,786.1     19.7%
  Land acquisition                                 283.3        1.2                215.4         .9                200.2       .8
  Residential construction                         335.1        1.4                380.2        1.6                391.7      1.6
  Commercial construction                          499.7        2.0                512.1        2.1                475.4      2.0
  Commercial real estate                         3,767.9       15.4              3,822.5       15.8              3,826.3     15.8
---------------------------------------------------------------------------------------------------------------------------------
    Total real estate                            9,211.9       37.7              9,495.5       39.3              9,679.7     39.9
Commercial loans to Fortune 1,000 companies
  and other large corporate borrowers            1,268.6        5.2              1,127.0        4.7              1,173.2      4.8
Middle market commercial                         5,725.8       23.5              5,675.5       23.5              5,782.5     23.8
Bank stock loans                                   221.7         .9                204.8         .9                235.8      1.0
Agriculture                                        967.2        4.0              1,004.7        4.2                979.6      4.0
Consumer:
  Home equity                                      728.0        3.0                642.8        2.7                601.3      2.5
  Credit card                                      606.6        2.5                674.6        2.8                668.7      2.7
  Indirect installment                           3,332.4       13.6              2,929.3       12.1              2,883.3     11.9
  Installment                                    1,919.5        7.9              2,037.4        8.4              1,938.3      8.0
---------------------------------------------------------------------------------------------------------------------------------
    Total consumer                               6,586.5       27.0              6,284.1       26.0              6,091.6     25.1
Lease financing                                    391.8        1.6                325.4        1.3                306.0      1.3
Foreign                                             23.3         .1                 20.9         .1                 26.0       .1
---------------------------------------------------------------------------------------------------------------------------------
  Total loans                                  $24,396.8      100.0%           $24,137.9      100.0%           $24,274.4    100.0%
=================================================================================================================================

      The sections that follow address specific risk elements and credit administration practices related to the major components of the loan portfolio.

COMMERCIAL LOANS
      The Corporation's commercial loan portfolio, excluding commercial real estate, totaled $8.2 billion at September 30, 1996, representing approximately 33.6% of the total portfolio, essentially unchanged from the level at September 30, 1995. The Corporation's objective is to control credit risk within the commercial loan portfolio through geographic diversification and adherence to credit administration policies that limit industry concentrations and establish lending authority and borrower limits. Within the commercial loan portfolio there are no concentrations of credits to any borrower or industry in excess of 5% of total loans, and the portfolio is primarily comprised of middle-market loans to customers within the Corporation's nine state operating region. At September 30, 1996, middle-market commercial loans represented 23.5% of the total loan portfolio and loans to Fortune 1,000 companies comprised 5.2% of total loans. Loans to middle-market companies, as a general rule, are made on a secured basis, with personal guarantees and loan covenants appropriate to the individual credit. These loans are to a diversified group of borrowers conducting business in the Corporation's immediate market area, predominately in the manufacturing, wholesale distribution and services industries. Loans to Fortune 1,000 companies and other large corporate borrowers are made on a secured and unsecured basis depending on the risk assessment of the specific borrowers.
The composition of the commercial loan portfolio and level of industry concentrations is reflected in Table 22. The Corporation's legal lending limit to any individual borrower is in excess of $500 million. However, at September 30, 1996, of the Corporation's ten largest borrowers, there were only 3 relationships with aggregate outstandings in the $50-$75 million range and 7 borrowers with aggregate outstandings in the $35-$49 million range.
       Credit risk associated with the commercial portfolio is primarily influenced by economic conditions and the level of underwriting risk the Corporation is willing to assume. A primary focus in managing risk when extending credit is to adequately assess the borrower's capacity to repay and to follow proper collateral protection policies.

Table 22: Commercial Industry Concentration

                                                                  % of Total                  % of
September 30, 1996                                           Commercial Loans<F1>          Total Loans
------------------------------------------------------------------------------------------------------
Manufacturing:
    Metal, machinery and fabrication                                 5.6%                          1.9%
    Food products                                                    2.3                            .8
    Chemical, rubber and petroleum                                   1.7                            .6
    Printing and paper                                               2.2                            .7
    All other manufacturing                                          5.7                           1.9
Services:
    Health care                                                      3.4                           1.2
    Amusement/recreation                                             1.3                            .4
    All other services                                              11.1                           3.7
Finance, insurance, real estate                                     10.9                           3.7
Retail trade:
    Retail (non-auto)                                                7.7                           2.6
    Retail (auto)                                                    1.3                            .4
Agriculture, forestry and fishing                                   11.8                           4.0
Wholesale trade--durable goods                                       6.6                           2.2
Wholesale trade--non-durable goods                                   3.8                           1.3
Individual personal loans                                            7.1                           2.4
Transportation                                                       3.5                           1.2
Construction                                                         3.4                           1.1
Communication                                                        2.5                            .8
Other                                                                8.1                           2.7
------------------------------------------------------------------------------------------------------
    Total                                                          100.0%                         33.6%
======================================================================================================

<F1> Excluding commercial real estate

COMMERCIAL REAL ESTATE
      This lending category consists primarily of commercial real estate, residential construction, commercial construction and land acquisition loans. At September 30, 1996, commercial real estate-related loans totaled $4.9 billion, representing approximately 20.0% of total loans. Table 23 displays the composition of the real estate portfolio by property type and carrying status. The Corporation closely monitors the composition and quality of the commercial real estate portfolio through established credit review procedures to ensure that significant credit concentrations do not exist within this portfolio. The portfolio is geographically dispersed, primarily in areas where the Corporation has a direct banking presence, and is widely diversified among residential construction, office and retail properties, and land acquisition and development loans. Real estate loans are generally secured by the underlying property at a 75% to 80% loan to value ratio, and are generally supported by guarantees from project developers. Additional collateral is required on a project-by-project basis depending on management's evaluation of the borrower. Approximately one third of the commercial real estate portfolio is comprised of owner occupied properties--such as manufacturing facilities for middle market borrowers--for which the primary source of repayment is not entirely dependent on the real estate market.

Table 23: Construction and Mortgage Loans

                                                                                                        Nonperforming
September 30, 1996 (in millions)            Performing        Nonperforming                Total        as % of Total
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
    Multi-family                              $  514.4               $  3.2             $  517.6                  .62%
    Office/showroom                              988.9                  8.1                997.0                  .81
    Industrial/warehouse                         514.3                  4.3                518.6                  .83
    Retail strip                                 339.0                  2.4                341.4                  .69
    Retail, other                                509.3                  9.2                518.5                 1.77
    Lodging                                      545.2                 11.9                557.1                 2.13
    Land                                         281.3                  7.0                288.3                 2.44
    Residential construction                     329.6                  5.5                335.1                 1.64
    Other                                        799.7                 12.7                812.4                 1.57
---------------------------------------------------------------------------------------------------------------------
    Total commercial real estate               4,821.7                 64.3              4,886.0                 1.32
1-4 family residential                         4,284.2                 41.7              4,325.9                  .96
---------------------------------------------------------------------------------------------------------------------
    Total real estate                         $9,105.9               $106.0             $9,211.9                 1.15%
=====================================================================================================================


CONSUMER LOANS
      The consumer loan category consists primarily of direct and indirect installment, credit card, and home equity lending. At September 30, 1996, consumer loans totaled $6.6 billion, representing approximately 27.0% of total loans, compared to 25.1% at September 30, 1995. Credit risk in each of these lending categories is controlled through automated credit scoring techniques and consistent adherence to conservative underwriting standards that consider debt to income levels and, where applicable, loan to value ratios. In the home equity category, loan to value ratios generally are limited to 80% of collateral value. In certain markets, higher loan to value ratios are permitted; however, in these situations the Corporation obtains additional credit protection from third party insurance providers. Installment loans, both indirect and direct, are subject to similar underwriting standards. Approximately 63% of the installment category is comprised of indirect paper of which over 90% are automobile loans. The remainder of the indirect installment category is primarily limited to marine and home improvement paper.
      Growth in installment lending has occurred through direct originations made available through the Corporation's extensive branch banking network and through expansion of the indirect lending program. A primary source for the indirect automobile loan production is a referral program negotiated with a major insurance carrier whose customer base has a good credit scoring profile, resulting in lower delinquencies and charge-offs than that typically experienced from traditional indirect sources.
      Credit card outstandings totaled $606.6 million at September 30, 1996, representing approximately 2.5% of total loans. The Corporation is not a participant in pre-approved nationwide mass marketing programs; rather, marketing efforts target further penetration of its existing customer base.

1-4 FAMILY RESIDENTIAL LOANS
      The 1-4 family residential loan portfolio totaled $4.3 billion at September 30, 1996, and represented 17.7% of total loans compared to 19.7% at September 30, 1995. Risk exposure in this area is minimized through underwriting policies that specify conservative loan to value ratios, coupled with a diversified geographic base that naturally protects the Corporation from excessive concentrations in any given market. In addition, the majority of the fixed-rate, long-term production is sold in the secondary market through the Corporation's mortgage banking subsidiary.

FINANCIAL POSITION AND LIQUIDITY
      The basic financial structure of the Corporation's average and period-end balance sheet changed only moderately from the third quarter and fourth quarter of 1995. At September 30, 1996, assets totaled $40.7 billion, compared to $40.3 billion at September 30, 1995, and $41.1 billion at December 31, 1995.
      Liquidity represents the availability of funding to meet the obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the Corporation's liquidity position is greatly influenced by its funding base and asset mix. Core deposits, which consist of investable checking account deposits and certain interest-bearing accounts, represent the Corporation's largest and most important funding source as these deposits represent a more stable, lower cost source of funds.
      The core deposit base is supplemented by the Corporation's wholesale and correspondent banking activities which provide a natural access to short-term purchased funds, such as negotiable certificates of deposit and overnight surplus funds. These funds can be acquired when needed, principally from existing customers within the Corporation's natural trade territory and through access to national money markets. The Corporation's auto-loan securitization and bank note programs represent additional sources of liquidity.
      Average core deposits totaled $27.0 billion for the third quarter of 1996, an increase of $.2 billion or .7% from the same period last year. The core deposit base mix has been altered somewhat in recent periods as customers have redirected balances from traditionally lower-cost savings deposits to the higher-rate retail money market accounts. The deposit growth that has occured in recent periods has exceeded earning asset growth; accordingly, the excess liquidity has been used to reduce purchased funds. Average core deposits supported 74.1% of earning assets for the third quarter of 1996, compared to 73.8% during the same period last year. Purchased funds supported 17.3% of average earning assets, compared to 18.9% for the third quarter of last year. Purchased funds at September 30, 1996, and September 30, 1995, included short-term bank notes which were issued by several of the Corporation's banking subsidiaries totaling $1.0 billion and $1.3 billion, respectively. The Corporation's need for purchased funds was also reduced due to proceeds received from the securitization of auto loans totaling $300 million in the third quarter of 1996.
      The Corporation's liquidity position is also managed by maintaining adequate levels of liquid assets such as money market investments and available for sale securities. At September 30, 1996, the available for sale portfolio totaled $10.9 billion, compared to $4.5 billion at September 30, 1995. In the fourth quarter of 1995, the Corporation reclassified approximately $5.7 billion of securities from held to maturity to available for sale in accordance with the one-time reclassification permitted under Financial Accounting Standards Board Special Report, "A Guide to
Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." These securities, representing approximately 91% of the total securities portfolio, may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. At September 30, 1996, unrealized depreciation in the available for sale portfolio was approximately $106.1 million, compared to appreciation of $16.9 million at December 31, 1995. The decrease in market value from year end was primarily due to the increase in interest rates, particularly as measured by the U.S. Treasury yield curve. Approximately 29% of the available for sale portfolio is comprised of adjustable-rate mortgage-backed securities, including floating rate CMOs. The remainder of the portfolio is comprised of Treasury notes, Agency notes, fixed rate mortgage pass throughs and CMO tranches. The Corporation's mortgage-backed securities portfolio totaled approximately $7.7 billion at September 30, 1996, of which approximately 86% represented government agency-backed issues and the remainder of the portfolio was comprised of private-issue mortgage-backed securities with credit ratings of AA or better. As a means to control interest rate and prepayment risk, each security undergoes a thorough analysis prior to purchase and periodically thereafter to examine the investment performance using a wide range of interest rate scenarios and prepayment speeds. This ongoing process insures that the mortgage-backed securities portfolio meets the Corporation's investment strategies and internal risk guidelines.
      The variety of funding options available and strong cash flow provide the Corporation flexibility in selecting funding alternatives most appropriate in the circumstances, thereby generally avoiding the necessity to access capital markets at inopportune times. Maintaining favorable debt ratings is also critical to liquidity because it can affect the availability and cost of funds to the Corporation. The Corporation's ability to access the capital markets on a cost-effective basis is reflected by its debt ratings, summarized in Table 24. The Corporation currently has a shelf registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $500 million of debt, preferred stock or common stock.
There were no commitments for capital expenditures, at September 30, 1996, which would materially impact the Corporation's liquidity position.

Table 24: Agency Ratings

Agency Ratings                                                  Moody's       Standard & Poor's       Thomson Bankwatch
-----------------------------------------------------------------------------------------------------------------------
Boatmen's Bancshares, Inc.:                                                                                         A/B
  6-3/4% Subordinated notes due 2003                                 A3                      A-                       A
  7-5/8% Subordinated notes due 2004                                 A3                      A-                       A
  8-5/8% Subordinated notes due 2003                                 A3                      A-                       A
  9-1/4% Subordinated notes due 2001                                 A3                      A-                       A
  6-1/4% Convertible subordinated debentures due 2011                A3                      A-                       A
  Commercial paper                                                   P1                     A-1                   TBW-1
The Boatmen's National Bank of St. Louis:                                                                           A/B
  Long-term/short-term deposits and bank notes                   Aa3/P1                  A+/A-1                   TBW-1
Boatmen's First National Bank of Kansas City:                                                                       A/B
  Long-term/short-term deposits and bank notes                    A1/P1                  A+/A-1                   TBW-1
Multi-bank note program
  (8 Boatmen's subsidiary banks)                                  A1/P1                  A+/A-1
=======================================================================================================================

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


CAPITAL STRUCTURE

Table 25: Capital Structure

(in millions)                                      September 30, 1996          December 31, 1995         September 30, 1995
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                               $  606.1                   $  615.1                   $  524.3
Stockholders' equity:
  Preferred equity                                               94.7                       99.3                       99.4
  Common equity                                               3,486.1                    3,500.5                    3,369.2
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                    3,580.8                    3,599.8                    3,468.6
---------------------------------------------------------------------------------------------------------------------------
Total capitalization                                         $4,186.9                   $4,214.9                   $3,992.9
===========================================================================================================================
Tangible equity                                              $3,161.6                   $3,164.2                   $3,050.5
===========================================================================================================================

Ratios
---------------------------------------------------------------------------------------------------------------------------
Equity/assets                                                    8.80%                      8.75%                      8.61%
Tangible equity/assets                                           7.85                       7.78                       7.66
Long-term debt as % of total capitalization                     14.48                      14.59                      13.13
Double leverage                                                109.43                     106.35                     106.94
Dividends paid (for the period, in thousands):
    Preferred<F1>                                            $  5,253                   $  7,049                   $  5,295
    Common<F1>                                                164,435                    206,692                    146,076
Total dividends as % of net income                               44.4%                      44.5%                      43.0%
===========================================================================================================================

<F1> Includes dividends of pooled companies.

      The Corporation continues to rank among the most strongly capitalized bank holding companies in the country. The cornerstone of the Corporation's capital structure is its common equity, totaling $3.5 billion or approximately 83.3% of total capitalization at September 30, 1996, an increase of 3.5% from September 30, 1995. The equity to asset ratio was 8.80% at September 30, 1996, compared to 8.61% at September 30, 1995, and 8.75% at December 31, 1995. The preferred stock (Series A) pays a 7% dividend and is callable by the Corporation, at par, on March 1, 1997. Assuming full conversion, the issuance of approximately 3.3 million common shares would be required. At September 30, 1996, the Corporation held 3,143,773 common shares in Treasury at a cost of $151.6 million.

Table 26: Intangible Assets
(in millions)                             September 30, 1996       December 31, 1995      September 30, 1995
------------------------------------------------------------------------------------------------------------
Goodwill--Parent Company                              $ 80.3                  $ 84.4                  $ 85.8
------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Goodwill                                             186.8                   193.6                   178.3
  Core deposit premium                                  56.5                    69.5                    74.4
  Mortgage servicing rights                             78.5                    67.5                    58.6
  Credit card premium                                   17.1                    20.6                    21.0
------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                 338.9                   351.2                   332.3
------------------------------------------------------------------------------------------------------------
  Total intangible assets                             $419.2                  $435.6                  $418.1
============================================================================================================


      An important measure of capital adequacy of a banking institution is its risk-based capital ratios, which represent the primary capital standard for regulatory purposes. The Corporation's risk-based capital ratios of 11.29% for Tier I and 13.82% for total capital substantially exceed the regulatory required minimums. At September 30, 1996, the Corporation's Tier I leverage ratio was 8.21%, well in excess of required minimums. At September 30, 1996, all of the Corporation's banking subsidiaries were considered "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.

Table 27: Risk-Based Capital

(in millions)                                   September 30, 1996       December 31, 1995      September 30, 1995
------------------------------------------------------------------------------------------------------------------
Tier I capital:
  Stockholders' equity                                   $ 3,580.8               $ 3,599.8               $ 3,468.6
  Unrealized net (appreciation) depreciation,
    available for sale securities                             62.0                   (10.5)                    6.6
------------------------------------------------------------------------------------------------------------------
    Stockholders' equity, net                              3,642.8                 3,589.3                 3,475.2
  Minority interest                                             .7                      .7                      .7
  Intangible assets:
    Goodwill                                                (267.1)                 (278.0)                 (264.1)
    Core deposit premium                                     (56.5)                  (69.5)                  (74.4)
------------------------------------------------------------------------------------------------------------------
  Total Tier I                                             3,319.9                 3,242.5                 3,137.4
------------------------------------------------------------------------------------------------------------------
Tier II capital:
  Allowable reserve for loan losses                          368.8                   360.1                   356.5
  Qualifying long-term debt                                  375.0                   410.0                   415.0
------------------------------------------------------------------------------------------------------------------
  Total Tier II                                              743.8                   770.1                   771.5
------------------------------------------------------------------------------------------------------------------
  Total capital                                          $ 4,063.7               $ 4,012.6               $ 3,908.9
==================================================================================================================
Risk-adjusted assets                                     $29,403.0               $28,721.2               $28,427.2
==================================================================================================================
Risk-based capital ratios:
  Tier I                                                     11.29%                  11.29%                  11.04%
==================================================================================================================
  Total                                                      13.82%                  13.97%                  13.75%
==================================================================================================================
Tier I leverage ratio                                         8.21%                   7.95%                   7.86%
==================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY EARNINGS TREND
                                                                       1996                                 1995
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                              Third    Second      First     Fourth      Third     Second     First
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                             $523,691  $530,210   $528,584   $538,382   $540,212   $530,404  $498,751
  Interest on short-term investments                        1,207     1,311      1,913      1,540      1,146      1,137       964
  Interest on Federal funds sold and securities
    purchased under resale agreements                       3,196     6,308     11,631     11,645     10,218      9,364     8,801
  Interest on held to maturity securities
    Taxable                                                                        404     72,064     93,539     96,093    96,057
    Tax-exempt                                             16,254    16,723     15,077     14,325     13,915     13,903    13,965
---------------------------------------------------------------------------------------------------------------------------------
    Total interest on held to maturity securities          16,254    16,723     15,481     86,389    107,454    109,996   110,022
  Interest on available for sale securities               174,378   165,460    160,188     87,712     68,367     72,439    76,298
  Interest on trading securities                            1,265       719        764        706        547        361       435
---------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                 719,991   720,731    718,561    726,374    727,944    723,701   695,271
Interest expense:
  Interest on deposits                                    246,189   247,650    257,282    265,050    262,652    259,633   238,124
  Interest on Federal funds purchased
    and other short-term borrowings                        63,679    61,728     58,709     63,921     77,862     81,880    80,846
  Interest on capital lease obligations                       941       944        946        971        972        975       978
  Interest on long-term debt                               12,289    12,168     12,450     12,498     11,334     11,493    12,129
---------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                323,098   322,490    329,387    342,440    352,820    353,981   332,077
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                   396,893   398,241    389,174    383,934    375,124    369,720   363,194
Provision for loan losses                                  19,260    19,365     26,217     26,451     12,391     10,171    10,743
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses   377,633   378,876    362,957    357,483    362,733    359,549   352,451
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                               52,926    53,835     52,807     52,226     50,444     51,902    45,670
  Service charges                                          63,238    63,647     60,351     59,760     58,822     57,832    55,234
  Mortgage banking revenues                                23,286    22,241     21,639     20,421     20,344     16,689    23,248
  Credit card                                              11,287    10,861     15,553     16,184     16,200     14,404    14,695
  Investment banking revenues                              11,788    12,110     12,469     10,832     10,588     10,490    10,248
  Securities gains (losses), net                              576       871        477     11,034        938      3,005   (22,017)
  Other                                                    53,164    44,802     49,284     38,331     38,091     36,434    37,581
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                              216,265   208,367    212,580    208,788    195,427    190,756   164,659
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Staff                                                   191,412   190,361    191,360    186,596    182,726    177,915   179,235
  Net occupancy                                            26,454    25,089     25,418     24,368     25,617     23,665    25,127
  Equipment                                                30,541    30,365     30,232     31,123     28,335     28,520    28,726
  FDIC/SAIF insurance                                      26,326     2,743      2,735      4,945      1,156     16,593    16,594
  Intangible amortization                                   9,934    10,071     10,272     11,268     11,121     10,756    10,610
  Advertising                                              10,844    12,427      9,894     11,705      9,752     11,495     9,914
  Merger expense                                           18,049               42,414                              711    25,267
  Other                                                    83,419    87,039     87,166     98,776     92,778     86,405    79,026
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                             396,979   358,095    399,491    368,781    351,485    356,060   374,499
---------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                        196,919   229,148    176,046    197,490    206,675    194,245   142,611
Income tax expense                                         71,590    83,080     64,922     69,229     72,994     66,440    52,347
---------------------------------------------------------------------------------------------------------------------------------
  Net income                                             $125,329  $146,068   $111,124   $128,261   $133,681   $127,805  $ 90,264
=================================================================================================================================
  Net income available to common shareholders            $123,596  $144,318   $109,374   $126,407   $131,923   $126,043  $ 88,495
=================================================================================================================================
  Net income per share                                       $.79      $.92       $.69       $.81       $.84       $.80      $.57
=================================================================================================================================
  Dividends declared per share                               $.42      $.37       $.37       $.37       $.37       $.34      $.34
=================================================================================================================================
Returns:
  Return on assets                                           1.24%     1.44%      1.10%      1.27%      1.32%      1.27%      .90%
  Return on total equity                                    13.81     16.23      12.15      14.49      15.49      15.14     11.13
  Return on common equity                                   14.00     16.49      12.30      14.69      15.74      15.39     11.26
=================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                                  1996
--------------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                 Third Quarter                  Second Quarter                 First Quarter
--------------------------------------------------------------------------------------------------------------------------------
                                                  Income/  Yields/                Income/  Yields/               Income/ Yields/
Assets                                   Balance  Expense    Rates      Balance   Expense    Rates      Balance  Expense   Rates
--------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income          $24,096.5   $525.4     8.67%   $24,355.1    $531.5     8.78%   $24,130.6   $530.3    8.84%
Short-term investments                      70.6      1.2     6.80         81.3       1.3     6.48        121.1      1.9    6.36
Federal funds sold and securities
  purchased under resale agreements        245.0      3.2     5.19        476.3       6.3     5.33        845.2     11.7    5.53
Held to maturity securities:
  Taxable
  Tax-exempt                             1,016.6     24.0     9.39        994.6      24.5     9.89        917.4     22.3    9.79
--------------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities      1,016.6     24.0     9.39        994.6      24.5     9.89        917.4     22.3    9.79
Available for sale securities           10,973.1    174.7     6.33     10,671.2     165.7     6.24     10,333.1    161.3    6.28
Trading securities                          81.2      1.3     6.57         48.2        .8     6.60         51.5       .8    6.55
--------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                  36,483.0    729.8     7.96     36,626.7     730.1     8.02     36,398.9    728.3    8.05
Less reserve for loan losses              (475.0)                        (468.4)                         (454.0)
Cash and due from banks                  2,063.7                        2,076.7                         2,093.5
All other assets                         2,280.1                        2,249.1                         2,313.8
--------------------------------------------------------------------------------------------------------------------------------
  Total assets                         $40,351.8                      $40,484.1                       $40,352.2
================================================================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts         $13,159.0   $102.2     3.09%   $13,262.8    $ 98.7     2.99%   $13,247.8   $100.9    3.06%
Time deposits                           10,828.6    144.0     5.29     11,156.5     148.9     5.37     11,486.5    156.4    5.47
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits       23,987.6    246.2     4.08     24,419.3     247.6     4.08     24,734.3    257.3    4.18
Federal funds purchased and
  other short-term borrowings            4,856.1     63.7     5.22      4,674.6      61.7     5.31      4,354.2     58.7    5.42
Capital lease obligations                   38.2       .9     9.80         38.6       1.0     9.84         38.9      1.0    9.77
Long-term debt                             616.4     12.3     7.93        616.6      12.2     7.94        616.2     12.4    8.13
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    29,498.3    323.1     4.36     29,749.1     322.5     4.36     29,743.6    329.4    4.45
Demand deposits                          6,557.0                        6,532.8                         6,395.8
All other liabilities                      664.6                          601.7                           554.9
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                     36,719.9                       36,883.6                        36,694.3
Redeemable preferred stock                    .9                            1.0                             1.0
Total stockholders' equity               3,631.0                        3,599.5                         3,656.9
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity               $40,351.8                      $40,484.1                       $40,352.2
================================================================================================================================
Interest rate spread                                          3.60%                           3.66%                         3.60%
Effect of noninterest-bearing funds                            .83                             .82                           .81
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                $406.7     4.43%                $407.6     4.48%               $398.9    4.41%
================================================================================================================================
Nonaccrual loans are included in
average balances  and interest
payments on such loans are recognized
as income on a cash basis when
appropriate. Interest income and
yields are presented on a fully-
taxable equivalent basis using the
Federal statutory income tax rate,
net of nondeductible interest expense.
Such adjustments by earning asset
category are as follows:
  Loans                                              $1.7                            $1.3                           $1.7
  Held to maturity securities                         7.7                             7.8                            6.8
  Available for sale securities                        .3                              .2                            1.1
  Trading securities                                                                   .1                             .1
--------------------------------------------------------------------------------------------------------------------------------
    Total                                            $9.8                            $9.4                           $9.7
================================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                              1995
---------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                       Fourth Quarter                             Third Quarter
---------------------------------------------------------------------------------------------------------------------
                                                        Income/     Yields/                         Income/   Yields/
Assets                                      Balance     Expense       Rates            Balance      Expense     Rates
---------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income             $24,184.4      $540.1        8.86%         $24,207.4       $541.8      8.88%
Short-term investments                         92.4         1.5        6.61               76.1          1.1      5.97
Federal funds sold and securities
  purchased under resale agreements           796.9        11.6        5.80              695.2         10.2      5.83
Held to maturity securities:
  Taxable                                   4,584.8        72.1        6.24            6,040.5         93.5      6.14
  Tax-exempt                                  891.4        21.4        9.52              862.5         20.8      9.58
---------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities         5,476.2        93.5        6.77            6,903.0        114.3      6.57
Available for sale securities               5,696.6        89.0        6.19            4,430.6         70.0      6.26
Trading securities                             49.2          .7        6.01               32.8           .6      7.08
---------------------------------------------------------------------------------------------------------------------
  Total earning assets                     36,295.7       736.4        8.05           36,345.1        738.0      8.06
Less reserve for loan losses                 (463.9)                                    (461.9)
Cash and due from banks                     2,142.2                                    2,274.4
All other assets                            2,324.3                                    2,365.7
---------------------------------------------------------------------------------------------------------------------
  Total assets                            $40,298.3                                  $40,523.3
=====================================================================================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts            $12,995.1      $103.5        3.16%         $12,636.3       $100.4      3.15%
Time deposits                              11,574.1       161.5        5.54           11,641.1        162.2      5.53
---------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          24,569.2       265.0        4.28           24,277.4        262.6      4.29
Federal funds purchased and
  other short-term borrowings               4,449.4        63.9        5.70            5,353.3         77.9      5.77
Capital lease obligations                      39.2         1.0        9.82               39.3          1.0      9.81
Long-term debt                                599.4        12.5        8.27              522.5         11.3      8.61
---------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities       29,657.2       342.4        4.58           30,192.5        352.8      4.64
Demand deposits                             6,544.7                                    6,365.0
All other liabilities                         555.0                                      512.5
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                        36,756.9                                   37,070.0
Redeemable preferred stock                      1.0                                        1.1
Total stockholders' equity                  3,540.4                                    3,452.2
---------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                  $40,298.3                                  $40,523.3
=====================================================================================================================
Interest rate spread                                                   3.47%                                     3.42%
Effect of noninterest-bearing funds                                     .84                                       .78
---------------------------------------------------------------------------------------------------------------------
Net interest margin                                      $394.0        4.31%                         $385.2      4.20%
=====================================================================================================================
Nonaccrual loans are included in
average balances  and interest payments
on such loans are recognized as income
on a cash basis when appropriate.
Interest income and yields are presented
on a fully-taxable equivalent basis using
the Federal statutory income tax rate,
net of nondeductible interest expense.
Such adjustments by earning asset
category are as follows:
  Loans                                                   $ 1.7                                       $ 1.5
  Held to maturity securities                               7.1                                         6.9
  Available for sale securities                             1.2                                         1.6
  Trading securities                                                                                     .1
---------------------------------------------------------------------------------------------------------------------
    Total                                                 $10.0                                       $10.1
=====================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN

                                                                             1995
----------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                       Second Quarter                            First Quarter
----------------------------------------------------------------------------------------------------------------------
                                                        Income/   Yields/                          Income/     Yields/
Assets                                      Balance     Expense     Rates             Balance      Expense       Rates
----------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income             $23,859.1      $532.2      8.95%          $23,102.3       $500.8        8.79%
Short-term investments                         77.5         1.1      5.88                69.9          1.0        5.60
Federal funds sold and securities
  purchased under resale agreements           611.6         9.4      6.14               595.3          8.8        6.00
Held to maturity securities:
  Taxable                                   6,297.8        96.1      6.12             6,396.5         96.1        6.09
  Tax-exempt                                  856.3        20.9      9.78               846.2         21.0       10.06
----------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities         7,154.1       117.0      6.56             7,242.7        117.1        6.55
Available for sale securities               4,649.0        74.2      6.41             5,007.2         78.3        6.34
Trading securities                             22.2          .4      6.87                29.2           .4        6.31
----------------------------------------------------------------------------------------------------------------------
  Total earning assets                     36,373.5       734.3      8.10            36,046.6        706.4        7.95
Less reserve for loan losses                 (460.1)                                   (453.6)
Cash and due from banks                     2,213.9                                   2,251.6
All other assets                            2,208.6                                   2,149.7
----------------------------------------------------------------------------------------------------------------------
  Total assets                            $40,335.9                                 $39,994.3
======================================================================================================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts            $12,431.4      $ 99.0      3.20%          $12,331.8       $ 91.9        3.02%
Time deposits                              11,916.2       160.6      5.40            11,809.0        146.2        5.02
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          24,347.6       259.6      4.28            24,140.8        238.1        4.00
Federal funds purchased and
  other short-term borrowings               5,483.9        81.9      5.99             5,632.7         80.9        5.82
Capital lease obligations                      39.9         1.0      9.81                40.2          1.0        9.86
Long-term debt                                529.0        11.5      8.71               572.6         12.1        8.59
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities       30,400.4       354.0      4.67            30,386.3        332.1        4.43
Demand deposits                             6,139.3                                   5,933.4
All other liabilities                         419.0                                     430.1
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                        36,958.7                                  36,749.8
Redeemable preferred stock                      1.1                                       1.1
Total stockholders' equity                  3,376.1                                   3,243.4
----------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                  $40,335.9                                 $39,994.3
======================================================================================================================
Interest rate spread                                                 3.43%                                        3.52%
Effect of noninterest-bearing funds                                   .76                                          .69
----------------------------------------------------------------------------------------------------------------------
Net interest margin                                      $380.3      4.19%                          $374.3        4.21%
======================================================================================================================
Nonaccrual loans are included in
average balances  and interest payments
on such loans are recognized as income
on a cash basis when appropriate.
Interest income and yields are presented
on a fully-taxable equivalent basis
using the Federal statutory income tax
rate, net of nondeductible interest
expense. Such adjustments by earning
asset category are as follows:
  Loans                                                   $ 1.8                                      $ 2.1
  Held to maturity securities                               7.0                                        7.0
  Available for sale securities                             1.8                                        2.0
  Trading securities
----------------------------------------------------------------------------------------------------------------------
    Total                                                 $10.6                                      $11.1
======================================================================================================================

BOATMEN'S BANCSHARES, INC.
CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEET AND NET INTEREST MARGIN
                                                                       Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------------------------
Average balances (in millions)                               1996                                         1995
---------------------------------------------------------------------------------------------------------------------------
                                                            Income/     Yields/                          Income/    Yields/
Assets                                         Balance      Expense       Rates             Balance      Expense      Rates
---------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                $24,193.7     $1,587.2        8.76%          $23,727.0     $1,574.8       8.87%
Short-term investments                            90.9          4.4        6.51                74.5          3.2       5.82
Federal funds sold and securities
  purchased under resale agreements              521.2         21.1        5.42               634.4         28.4       5.98
Held to maturity securities:
  Taxable                                                                                   6,243.6        285.7       6.12
  Tax-exempt                                     976.3         70.8        9.68               855.1         62.7       9.81
---------------------------------------------------------------------------------------------------------------------------
  Total held to maturity securities              976.3         70.8        9.68             7,098.7        348.4       6.56
Available for sale securities                 10,660.3        501.6        6.29             4,693.5        222.5       6.34
Trading securities                                60.4          3.0        6.57                28.1          1.4       6.76
---------------------------------------------------------------------------------------------------------------------------
  Total earning assets                        36,502.8      2,188.1        8.01            36,256.2      2,178.7       8.03
Less reserve for loan losses                    (465.8)                                      (458.6)
Cash and due from banks                        2,077.9                                      2,246.7
All other assets                               2,281.0                                      2,242.1
---------------------------------------------------------------------------------------------------------------------------
  Total assets                               $40,395.9                                    $40,286.4
===========================================================================================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Retail savings deposits and interest-
  bearing transaction accounts               $13,223.0     $  301.9        3.05%          $12,467.6     $  291.4       3.13%
Time deposits                                 11,156.0        449.2        5.38            11,788.2        469.0       5.32
---------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits             24,379.0        751.1        4.12            24,255.8        760.4       4.19
Federal funds purchased and
  other short-term borrowings                  4,629.1        184.1        5.31             5,488.9        240.6       5.86
Capital lease obligations                         38.6          2.8        9.80                39.8          2.9       9.83
Long-term debt                                   616.4         36.9        8.00               541.2         35.0       8.64
---------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          29,663.1        974.9        4.39            30,325.7      1,038.9       4.58
Demand deposits                                6,495.4                                      6,147.5
All other liabilities                            607.3                                        454.1
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities                           36,765.8                                     36,927.3
Redeemable preferred stock                          .9                                          1.1
Total stockholders' equity                     3,629.2                                      3,358.0
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity                     $40,395.9                                    $40,286.4
===========================================================================================================================
Interest rate spread                                                       3.62%                                       3.45%
Effect of noninterest-bearing funds                                         .82                                         .75
---------------------------------------------------------------------------------------------------------------------------
Net interest margin                                        $1,213.2        4.44%                        $1,139.8       4.20%
===========================================================================================================================
Nonaccrual loans are included in average
balances  and interest payments on such
loans are recognized as income on a cash
basis when appropriate. Interest income
and yields are presented on a fully-taxable
equivalent basis using the Federal statutory
income tax rate, net of nondeductible
interest expense. Such adjustments by
earning asset category are as follows:
  Loans                                                       $ 4.7                                        $ 5.4
  Held to maturity securities                                  22.3                                         20.9
  Available for sale securities                                 1.6                                          5.4
  Trading securities                                             .2                                           .1
---------------------------------------------------------------------------------------------------------------------------
  Total                                                       $28.8                                        $31.8
===========================================================================================================================

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

            10(r) First Instrument of Amendment, dated August 13, 1996, amending Employment Agreement between the Corporation and Samuel B. Hayes, III
            10(s) Employment Agreement, dated August 13, 1996, between the
                  Corporation and James W. Kienker
            10(t) Employment Agreement, dated August 13, 1996, between the
                  Corporation and John M. Brennan
            27    Boatmen's Bancshares, Inc. Financial Data
                  Schedule for the Period Ended September 30, 1996.

(b) Registrant filed a current report on Form 8-K dated September 6, 1996, covering Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.



                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOATMEN'S BANCSHARES, INC.
                                    --------------------------------------------
                                                   (Registrant)
Date: November 13, 1996
      -----------------
                                                /s/ JAMES W. KIENKER
                                    --------------------------------------------
                                    James W. Kienker, Executive Vice President
                                    and Chief Financial Officer
                                    (On behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)